Form 10-Q
period 1998-03-31
VDC CORP LTD
filed 1998-06-01
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ To ____________

                              VDC CORPORATION LTD.
                              ---------------------
             (Exact name of registrant as specified in its charter)

            Bermuda                                0-14045                               061510832
(Jurisdiction of Incorporation)              (Commission File No.)                      (IRS Employer
                                                                                      Identification No.)

                                27 Doubling Road
                          Greenwich, Connecticut 06830
                     (Address of principal executive office)

Registrant's telephone number, including area code:  (203) 661-9600

                                 Not Applicable
                                 --------------
                   (Former name, if changed since last report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                (1)       Yes         X            No      _______
                                 ---------
                (2)       Yes         X            No      ______
                                 ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS
       Common Stock, $2.00 par value              3,799,838 as of May 21, 1998

                              VDC CORPORATION LTD.

                                      INDEX

PART I       FINANCIAL INFORMATION                                          PAGE

              Item 1.      Consolidated Balance Sheets at June 30, 1997
                           and March 31, 1998 (Unaudited)                      3

                           Consolidated Statements of Operations for the
                           Three and Nine Months ended March 31,
                           1997 and 1998 (Unaudited)                           4

                           Consolidated Statements of Cash Flows for the
                           Nine Months ended March 31, 1997 and 1998
                           (Unaudited)                                         5

                           Notes to Consolidated Financial Statements          6

              Item 2.      Management's Discussion and
                           Analysis of Financial Condition and Results
                           of Operations                                      11

              Item 3.      Quantitative and Qualitative Disclosures
                           about Market Risk                                  15

PART II       OTHER INFORMATION

              Item 1.      Legal Proceedings                                  16

              Item 2.      Changes in Securities and Use of Proceeds          16

              Item 3.      Defaults Upon Senior Securities                    17

              Item 4.      Submission of Matters to a Vote
                           of Security Holders                                17

              Item 5.      Other Information                                  17

              Item 6.      Exhibits and Reports on Form 8-K                   17

Item 1.                                      VDC Corporation Ltd. and Subsidiary

                                                    Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                                      March 31,
                                                                     June 30,              1998
                                                                         1997       (Unaudited)
-----------------------------------------------------------------------------------------------
Assets
Current:
Cash and cash equivalents                                         $     1,430       $ 3,784,036
Marketable securities                                                    --             361,750
Notes receivable - current                                               --           1,800,000
Other current assets                                                     --              93,130
-----------------------------------------------------------------------------------------------
           Total current assets                                         1,430         6,038,916
Property, plant and equipment, less accumulated depreciation           13,570            21,144
Notes receivable, less current portion                                   --           2,500,000
Loan receivable                                                          --             366,725
Other assets                                                             --              12,100
-----------------------------------------------------------------------------------------------
           Total assets                                           $    15,000       $ 8,938,885
===============================================================================================
Liabilities and Stockholders' equity:
Current:
   Accounts payable                                               $       250       $   151,730
-----------------------------------------------------------------------------------------------
              Total current liabilities                                   250           151,730
-----------------------------------------------------------------------------------------------
Stockholders' Equity:
   Convertible Preferred Stock Series A                                  --                 550
   Convertible Preferred Stock Series B                                  --                  30
   Common stock                                                         1,000         8,799,676
   Additional paid in capital                                          72,881         2,964,680
   Stockholder's deficit                                              (59,131)       (2,391,831)
   Stock subscription receivable                                         --            (610,975)
   Unrealized gain on marketable securities                              --              25,025
-----------------------------------------------------------------------------------------------
              Total stockholders' equity                               14,750         8,787,155
-----------------------------------------------------------------------------------------------
Liabilities and stockholders' equity                              $    15,000       $ 8,938,885
===============================================================================================

                                 See accompanying notes to financial statements.

                                             VDC Corporation Ltd. and Subsidiary

                                           Consolidated Statements of Operations
                                                                     (Unaudited)




                                        Three Months Ended              Nine Months Ended
                                            March 31,                        March 31,
                                  ---------------------------     ---------------------------
                                       1997           1998             1997           1998
---------------------------------------------------------------------------------------------
Revenues                          $    14,206     $    22,512     $    30,491     $    62,741
---------------------------------------------------------------------------------------------
Site leasing expense                    6,385          10,294          11,172          26,546
Selling, general and
   administrative expenses             10,004         406,985          43,675         468,697
Noncash compensation expense             --           801,000            --           801,000
---------------------------------------------------------------------------------------------
Loss from operations                   (2,183)     (1,195,767)        (24,356)     (1,233,502)
Interest income                          --             2,525            --             6,325
---------------------------------------------------------------------------------------------
Net loss                          $    (2,183)    $(1,193,242)    $   (24,356)    $(1,227,177)
=============================================================================================
Loss per share of common stock
   - basic                        $      --       $      (.32)    $      (.01)    $      (.33)
=============================================================================================
Weighted average number of
   common shares outstanding        3,699,838       3,713,342       3,699,838       3,713,342
=============================================================================================


                                 See accompanying notes to financial statements.

                                                            VDC Corporation Ltd.
                                        (Formerly Sky King Communications, Inc.)

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------


                                                                                       Nine Months Ended       Nine Months Ended
                                                                                        March 31, 1997           March 31, 1998
                                                                                         (Unaudited)              (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                             $   (24,356)              $(1,227,177)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation                                                                          2,542                     4,953
        Noncash compensation expense                                                           --                     801,000
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                                                    466                   (35,230)
           Accounts payable and accrued expenses                                               --                      27,201
--------------------------------------------------------------------------------------------------------------------------------
              Net cash used by operating activities                                         (21,348)                 (429,253)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of investment securities                                                           --                    (288,600)
   Proceeds from repayment of notes receivable                                                 --                     885,700
   Advances under loan receivable                                                              --                    (122,000)
   Fixed asset acquisitions                                                                    --                     (12,527)
--------------------------------------------------------------------------------------------------------------------------------
              Net cash flows from investing activities                                         --                     462,573
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                      --                   3,749,286
   Capital contribution                                                                      26,170                      --
--------------------------------------------------------------------------------------------------------------------------------
              Net cash flows from financing activities                                       26,170                 3,749,286
--------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                     4,822                 3,782,606
Cash and cash equivalents, beginning of period                                                2,173                     1,430
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $     6,995               $ 3,784,036
================================================================================================================================
Supplemental schedule of noncash investing and
      financing activities:
      Net assets acquired in exchange for stock                                         $      --                 $ 5,871,071
      Fixed assets contributed by shareholders                                                3,100                      --
      Stock subscription for common stock                                                      --                     164,175
================================================================================================================================

                                 See accompanying notes to financial statements.

                                                            VDC Corporation Ltd.
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

1. Significant Accounting               (a) Basis of Presentation
   Policies
                                            On March 6, 1998, Sky King Communication, Inc. ("Sky King") entered into a merger agreement with VDC Corporation Ltd. ("VDC") and VDC (Delaware), Inc.
                                            ("Sub", a wholly-owned subsidiary of VDC). Under the agreement, all of the outstanding shares of Sky King's common stock were exchanged for Sub preferred stock convertible into up to 10 million newly issued shares of Sub common stock. Sub Preferred Stock Series A that is convertible into 5.5 million shares of Sub common stock were issued at the closing, and Sub
                                            Preferred Stock Series B convertible into the remaining 4.5 million shares of Sub common stock were placed and held in escrow pending the achievement of certain performance criteria. Simultaneous with the merger Sub changed its name to Sky King Communications, Inc. ("Sky King Communications, Inc.").
                                            This transaction is being accounted for as a reverse acquisition whereby Sky
                                            King is the acquirer for accounting purposes. Accordingly the historical financial statements presented are those of Sky King prior to the merger on
                                            March 6, 1998 and reflect the consolidated results of Sky King and VDC subsequent to the merger.

                                            The accompanying unaudited consolidated financial statements of VDC and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine and three months ended March 31, 1998 are not necessarily indicative of the results that will be obtained for the fiscal year ending June 30, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's report on
                                            Form 8K filed on May 29, 1998.

                                            The Company is engaged in the international telephony and wireless communications business.


                                                            VDC Corporation Ltd.
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Significant Accounting               (b) Property, Plant and Equipment and Depreciation
   Policies (continued)

                                            Property, plant and equipment are stated at cost. Depreciation is computed over the estimated lives of the assets using the straight-line method.

                                        (c) Cash and Cash Equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


                                        (d) Credit Risk Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company's cash investments are placed with high credit quality financial institutions and may exceed the amount of federal deposit insurance.

                                        (e) Income Taxes Deferred income taxes are provided, when applicable, on differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods.

                                        (f) Use of Estimates In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                        (g) Financial Instruments The carrying amounts of financial instruments including cash and cash equivalents, loan receivable and accounts payable approximated fair value as of March 31, 1998, because of the relatively short maturity of these financial instruments. The carrying value of long-term notes receivable, including the current portion, approximated fair value as of March 31, 1998, based upon quoted market prices for similar debt issues. The carrying value of amounts due from and due to related parties cannot be determined because of the nature of the terms.


                                                            VDC Corporation Ltd.
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Significant Accounting               (h) Loss Per Share of Common Stock
   Policies (continued)

                                            Loss per common share is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Diluted loss per share is not presented because the effect of the convertible securities is antidilutive.
                                            Warrants to purchase 938,546 shares of common stock at prices ranging from
                                            $4.00 to $5.00 are not included in the computation of diluted loss per share because they are antidilutive due to the net loss. If the preferred shares were considered to be common shares, loss per share would have been $0.00, and $(0.14) for the three and nine months ended March 31, 1997 and 1998, respectively.

                                        (i) Long-Lived Assets The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.

                                        (j) Recent Accounting Standards Statement of Financial Accounting Standards
                                            No. 130 "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be recognized under current accounting standards as components of comprehensive income and reported in a financial statement that is displayed with the same prominence as other financial statements.


                                                            VDC Corporation Ltd.
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1. Significant Accounting                   Statement of Financial Accounting Standards No. 131 "Disclosures about
   Policies (continued)                     Segments of an Enterprise and Related Information", which supersedes SFAS
                                            No. 14, "Financial Reporting for Segments of a Business Enterprise"
                                            establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No. 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.


                                            Both SFAS Nos. 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures. The Company is currently reviewing the effect of SFAS No. 131 but has yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

 2. Merger                                  On March 6, 1998, Sky King Communications, Inc. entered into a merger agreement with VDC Corporation Ltd. and VDC (Delaware), Inc. (See Note 1). This
                                            transaction is being accounted for as a reverse acquisition whereby Sky King is the acquirer for accounting purposes. Since the assets and liabilities acquired were monetary in nature, the merger has been recorded at the value of the net monetary assets.

                                            The unaudited pro forma results of operations which follow assume the acquisition occurred at July 1, 1996.

                                                                                                                      Nine Months
                                                                                                                         Ended
                                                                                                      Year Ended       March 31,
                                                                                                     June 30, 1997        1998
                                            ----------------------------------------------------------------------------------------
                                            Revenues                                                $    43,248      $    62,741
                                            Loss from continuing operations                         $(1,205,416)     $(2,529,956)
                                            Loss on disposal of discontinued
                                               operations                                           $  (432,275)     $       --
                                            Net loss                                                $(1,637,691)     $(2,584,326)
                                            Loss per share of common stock -
                                               Basic                                                $      (.44)     $     (.70)
                                            ========================================================================================

                                                            VDC Corporation Ltd.
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                            The pro forma information presented is for informational purposes only and does not purport to be indicative of the results which would actually have been obtained if the combination had been in effect for the period indicated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to secure the various international licenses, approvals and other authorizations needed to commence operations in Eastern Europe, Asia, Egypt, China or other foreign countries; (ii) the Company's ability to otherwise develop and implement certain segments of its intended business that are subject to normal start-up risks and uncertainties;
(iii) the Company's ability to secure sufficient financing in order to fund its proposed operations; (iv) inherent regulatory, licensing and political risks associated with operations in foreign countries; (v) the Company's dependence on certain key personnel; and (vi) competitive and other market conditions that may adversely affect the scope of the Company's operations. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Background and Basis of Presentation

         From its inception in 1980 through the first quarter of 1998, VDC Corporation Ltd. (the "Company") engaged in several lines of business ranging from the acquisition and exploration of mineral resource properties (1980-1992), the development of commercial real estate properties (1992-1995) and the management of venture capital investments in early stage companies in the internet and transcription services businesses (1996-1997). In recognition of the historical losses sustained by the Company, management elected in 1997 to change the focus of its business so as to seek opportunities that may offer the Company enhanced likelihood for long-term growth in an emerging industry. Towards that end, during the fourth quarter of 1997, management recognized the perceived opportunities for growth and development in the international telecommunications field, and on December 10, 1997, entered into an agreement to acquire Sky King Communications, Inc. ("Sky King"). Sky King was an early stage venture engaged in managing and leasing communication tower sites. The active management of Sky King had recently been assumed by Frederick A. Moran and Dr. James C. Roberts, individuals with substantial collective experience in the development, build-out and operation of international telecommunications systems. It was the intention of Messrs. Moran and Roberts to capitalize on their collective experiences and relationships within the industry to expand the focus of the historical Sky King business to include the operation of an international wired and wireless communications business.

         The acquisition of Sky King was completed on March 6, 1998 through a merger into a wholly-owned subsidiary of the Company (the "Merger"). Since the Merger resulted in the acquisition by the former shareholders of Sky King of a controlling interest in the Company, the transaction has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Sky King is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Sky King, rather than an acquisition by the Company. As a result, the historical financial information presented for the Company is that of Sky King prior to the Merger and reflects the effect of the combined results of operations subsequent to the Merger.

Results of Operations

         General

         The following table provides selected financial information from the Company's Consolidated Statements of Operations stated as a percentage of revenues for the three months and nine months ended March 31, 1998 (the "Current Quarter" and "Current Nine Month Period," respectively) and the three and nine months ended March 31, 1997 (the "Comparable Prior Year Quarter" and "Comparable Prior Year Nine Month Period," respectively).


------------------------------------------------------------------------------------------------------------------------
                                                      Three Months ended                     Nine Months ended
                                                     March 31, March 31,                    March 31, March 31,
                                                          1997 1998                              1997 1998
                                                    $                    $                  $                 $
------------------------------------------------------------------------------------------------------------------------
Revenues                                         14,206               22,512               30,491               62,741
------------------------------------------------------------------------------------------------------------------------

Site leasing expense                              6,385               10,294               11,172               26,546
Selling, general and administrative
     expenses                                    10,004              406,985               43,675              468,697
Non-cash compensation expense                      --                801,000                 --                801,000
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Loss from operations                             (2,183)          (1,195,767)             (24,356)          (1,233,502)
Interest income                                    --                  2,525                 --                  6,325
------------------------------------------------------------------------------------------------------------------------
Net loss                                         (2,183)          (1,193,242)             (24,356)          (1,227,177)
========================================================================================================================


         Three Months Ended March 31, 1998 and 1997

         Revenues for the Current Quarter increased 58% to $22,512 as compared to $14,206 in the Comparable Prior Year Quarter, reflecting increased sites under management.


         Site leasing expense increased approximately 61% in the Current Quarter as compared with the Comparable Prior Year Quarter, corresponding with the increase in revenue. The Company's net loss, however, increased approximately $1,190,000, reflecting a $396,000 increase in selling, general and administrative expenses primarily attributable to professional fees, including consulting, accounting and legal expenses associated with the redeployment of the Company's assets and salaries of new personnel necessary to launch international telephony gateway service, as well as non-cash charges of $801,000 relating to the release of 300,000 Escrow Shares. See "Release of Escrow Shares".

         Nine Months Ended March 31, 1998 and 1997

         Revenues for the Current Nine Month Period increased 106% to $62,741 as compared to $30,491 in the Comparable Nine Month Period. The $32,250 total increase in revenues in the Current Nine Month Period over the Comparable Prior Year Nine Month Period is principally attributable to the increase in the number of communications sites under management. Site leasing expenses also increased at a corresponding rate for the Current Nine Month Period as compared to the Comparable Prior Year Nine Month Period.

         Site leasing expense increased approximately 138% to $26,546 in the Current Nine Month Period as compared to the Comparable Prior Year Nine Month Period. The Company's net loss, however, increased approximately $1,203,000, reflecting a $425,000 increase in selling, general and administrative expenses, primarily attributable to professional fees, including consulting, accounting and legal expenses, and salaries of new personnel necessary to launch international telephony gateway service, as well as non-cash charges of $801,000 relating to the release of 300,000 Escrow Shares. See "Release of Escrow Shares". The net loss for the Current Nine Month Period was almost entirely made up of loss during the Current Quarter.


                                    ---------

         Operations for the Current Quarter and the Current Nine Month Period, however, are not a meaningful reflection of the Company's anticipated results of operations as the Company's core business begins to shift from its historic focus on the operation and management of communications tower sites to the pursuit of opportunities to establish international telephony gateways, long distance telephony, Internet service provision, and wireless, local loop and cellular telephony systems in certain areas of Eastern Europe, Asia, Egypt and the United States.

         Following its Merger with Sky King, the Company retained additional personnel with expertise in the telecommunications industry. These individuals, together with management, are engaged in planning and attempting to implement the Company's proposed entry into previously mentioned segments of the international telephony business.

         The Company has recently ordered and expects to soon complete ordering the appropriate communications switching equipment necessary to provide international telephony gateway and domestic long distance telephony services in the United States. The Company anticipates that it may order additional switches in the future to provide international gateway service in one or more other countries. Based upon the Company's relationships within the industry, management believes it will be able to sell time on its switches to carriers who originate or terminate telephony traffic. However, to date, the Company has not executed any contracts or received any firm commitments for the employment of its planned telephony capacity.


         For the near term, the Company does not expect to generate material revenues within the telecommunications segment of its business. Accordingly, the Company expects to incur operating losses for the near term at existing or greater levels as its expenses are anticipated to exceed its revenues until further development of its planned international telephony operations. The Company also expects that its expenses will increase as it continues to develop the infrastructure necessary to commence operations on a commercial basis.

         The Company anticipates that it will begin to generate revenues from its proposed international gateway service in the second half of fiscal year 1999. If it is successful in commencing operations of its international gateway service, the Company anticipates that revenues and expenses could increase as significant telephony traffic commences. However, the Company's ability to successfully commence operations is subject to a number of risks and uncertainties, including those associated with the development of a new business, and the Company's ability to finance its anticipated operations.

         Release of Escrow Shares

         The Company's financial statements may continue to reflect non-cash charges against operations as a result of the release from escrow, if at all, of the shares of convertible preferred stock of the Company's subsidiary issued in the Merger transaction. In the Merger, the former Sky King shareholders received shares of convertible preferred stock of the Company's subsidiary which may convert into 4.5 million shares of the Company common stock. The release of these shares is subject to the Company meeting certain performance criteria. The release of the shares from escrow, if at all, may result in a compensation expense to the extent of the fair market value of these shares upon release. Such an expense, although a non-cash item, would have a material adverse effect on the Company's income for financial accounting purposes in the period or periods incurred. During the Current Quarter, the Company's financial statements reflected a compensation expense in the amount of $801,000 in recognition of the release of 300,000 Escrow Shares from escrow.

Liquidity and Capital Resources

         The Company's principal source of capital, to date, has been proceeds from the private placement of equity securities and the proceeds from the sale of its former real property and investment assets. During fiscal year 1998, the Company experienced a significant increase in its assets and stockholders' equity. Cash and marketable securities have increased from approximately $1,400 at June 30, 1997 to approximately $4.1 million at March 31, 1998, principally reflecting $3.75 million in proceeds from private placement transactions completed during the Current Quarter.

         The Company's notes receivable also increased by $4.3 million, due to the inclusion of notes receivable received by the Company as a result of the sale of its former interest in real property and investment securities. Of this amount, assuming all collections under these notes are timely received, the Company expects to realize $1.8 million during the period ending March 31, 1999. These amounts would be allocated to the purchase of equipment, gateway switches and for the Company's working capital.

         The Company's current operating deficit is approximately $60,000 per month, but is likely to increase as it seeks to commence gateway operations. The Company anticipates that it will be required to allocate additional resources toward the purchase of the initial gateway switching equipment, which management estimates will cost approximately $2,600,000.

         The Company will be required to allocate substantial capital toward the acquisition of certain investment securities presently held by PortaCom Wireless, Inc. ("PortaCom"). On November 25, 1997, the Company and PortaCom entered into an asset purchase agreement (the "Original Purchase Agreement") pursuant to which the Company agreed to purchase from PortaCom 2,000,000 shares of common stock of Metromedia China Corporation ("MCC"), par value $.01 per share (the "MCC Shares"), and warrants to purchase 4,000,000 MCC Shares at an exercise price of $4.00 per share (the "MCC Warrants"). Under the Original Purchase Agreement, the purchase price (the "Purchase Price") of the MCC Shares and Warrants consisted of 5.3 million newly issued shares of the Company's common stock (the "VDC Shares") and cash in an amount not to exceed $700,000. The Company agreed to advance the cash component of the Purchase Price periodically prior to closing to the extent required by PortaCom to settle certain outstanding indebtedness.


         PortaCom subsequently filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Delaware (the "Court") on March 23, 1998. The Court has entered an order approving the sale of the MCC Shares and Warrants by PortaCom to the Company pursuant to Section 363 of the Bankruptcy Code. During the course of PortaCom's bankruptcy proceeding, the Original Agreement was amended and restated (the "Amended Purchase Agreement") to provide that the Company will fund an escrow account in the amount of $2,682,000 for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate (the "Escrow Fund"). The Escrow Fund and the VDC Shares shall be held in escrow pending the confirmation of a plan of reorganization of PortaCom and the resolution of the disputed claims against PortaCom's bankruptcy estate, as set forth in the Escrow Agreement attached as an exhibit to this Report. Under the Amended Purchase Agreement, part of the Purchase Price may be used to satisfy claims against PortaCom's bankruptcy estate. The Company anticipates that the asset purchase transaction with PortaCom will close during the fourth quarter of Fiscal 1998.

         Management intends to acquire the MCC Shares and the MCC Warrants in order to further develop opportunities for its proposed telephony business in China and for long-term investment purposes. Since the Company's planned investment in the MCC securities would constitute a minority interest of less than ten percent (10%) of a privately-held company, it is not expected to provide a source of short-term liquidity for the Company. Further, the Company's results of operations would not be affected, positively or negatively, by the financial performance of MCC.

         While the Company's existing cash resources are sufficient to meet the obligations under the Amended Purchase Agreement, the Company will require additional sources of capital to complete its planned acquisition of gateway switches and to meet its proposed plan of operations. The Company believes that it will be able to secure additional capital through private placements of debt or equity securities. However, the Company has no agreements with respect to such financing, and there can be no assurances that the Company will obtain such financing on terms acceptable to the Company, if at all. If it is unsuccessful in obtaining additional working capital within the near term, the Company will be unable to implement its proposed business plan in the manner intended. If this were to occur, the Company's planned commencement of full-scale operations would likely be delayed.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         Not applicable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

Recent Sale of Unregistered Securities


         On March 6, 1998, the Company's subsidiary, Sky King Communications, Inc., a Delaware corporation ("Sub") issued 10 million shares of Sub preferred stock (the "Sub Preferred Stock") to the former shareholders of Sky King in consideration of the merger of Sky King with and into Sub. Of the 10 million shares of Sub Preferred Stock, 4.5 million shares were issued in escrow. See "Release of Escrow Shares." The Sub Preferred Stock is automatically convertible into 10 million shares of the Sub's common stock (the "Sub Common Stock") upon the domestication of the Company (the "Domestication Merger"). In the event that the Domestication Merger does not occur by March 6, 1999, the former Sky King shareholders may elect to convert all or part of their shares of Sub Preferred Stock into shares of the Company's common stock on a one-for-one basis. Based upon the number of shares that were outstanding as of the date of the Merger, the occurrence of the Domestication Merger (or the election of the former Sky King shareholders to convert their shares of Sub Preferred Stock into shares of the Company's common stock) will result in a change in control of the Company since the former Sky King shareholders would receive up to 73% of the Company's common stock. The issuance of such securities was exempt from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as an issuer transaction not involving a public offering.


         On March 23, 1998, the Company sold 390,000 shares of common stock to Lancer Offshore, Inc. at a purchase price of $1,852,500 ($4.75 per share); 58,500 shares of common stock to Lancer Voyager for a purchase price of $277,875 ($4.75 per share); 132,000 shares of common stock to Lancer Partners, LP at a purchase price of $627,000 ($4.75 per share); and 19,500 shares of common stock to Michael Lauer at a purchase price of $92,625 ($4.75 per share), all in private placement transactions (collectively, the "Lancer Shares"). The Company's issuance of the Lancer Shares is subject to the prior approval of the Bermuda Monetary Authority. Since such approval is pending, the Company has not issued the Lancer Shares despite its receipt of the total purchase price for these shares. The issuance of such securities will be exempt from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as an issuer transaction not involving a public offering.

         On April 21, 1998, the Company issued 100,000 shares of common stock to Alan Snyder at a purchase price of $550,000 ($5.50 per share) in a private placement transaction. The issuance of such securities was exempt from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as an issuer transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders


         On February 4, 1998, the Company held its 1997 Annual General Meeting of Shareholders (the "Meeting"). At the Meeting, Graham Ferguson Lacey and Robert C. Alexander were re-elected as directors of the Company to serve until the consummation of the Company's merger with Sky King, which occurred on March 6, 1998 (the "Merger"). The shareholders voting at the Meeting cast 271,918 votes in favor of, and 34,657 votes withheld from , re-electing Mr. Lacey. The shareholders cast 306,220 votes in favor of, and 355 votes withheld from, re-electing Mr. Alexander. Upon the closing of the Merger, Messrs. Lacey and Alexander resigned as directors of the Company and nominated Frederick A. Moran and Dr. James C. Roberts to fill the vacancies on the board of directors.


         At the Meeting, the shareholders also voted in favor of:

         (1) fixing the number of directors as not more than five and no less than two (295,605 for; 10,970 against);

         (2) ratifying and confirming the actions of the directors and officers of the Company since the Combined 1995/1996 Annual General Meeting of Shareholders held on November 12, 1997 (303,987 for; 2,588 against);

         (3) the re-appointment of Neville Russell as auditors of the Company until the conclusion of the next Annual General Meeting of Shareholders at a fee to be determined by the Company's board of directors (304,702 for; 1,873 against);

         (4) approving and adopting the Amended and Restated Agreement and Plan of Merger, dated as of December 10, 1997, by and among the Company, Sub and Sky King and the shareholders of Sky King (303,642 for; 2,933 against); and

         (5) amending the Company's Memorandum of Association to increase the authorized share capital to 50,000,000 shares of common stock by way of the creation of an additional 44,994,000 shares of common stock ranking pari-passu with the existing shares of common stock (302,115 for; 4,460 against).


Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit No.      Description
            10.6             Amended and Restated Asset Purchase Agreement between VDC Corporation Ltd. and
                             PortaCom Wireless, Inc., dated as of March 23, 1998, as amended by two Bankruptcy
                             Court Stipulations and Orders in Lieu of Objection, dated as of April 3, 1998 and
                             April 23, 1998, respectively.
            10.7             Escrow Agreement by and among VDC Corporation Ltd., PortaCom
                             Wireless, Inc., the Official Committee of Unsecured Creditors of
                             PortaCom Wireless, Inc. and Klehr, Harrison, Harvey, Branzburg &
                             Ellers LLP, dated as of April __, 1998.
            27               Financial Data Schedule.




         (b) Reports on Form 8-K

            (i) A Report on Form 8-K was filed with the Securities and Exchange Commission on May 27, 1998 relating to a change in the Company's certifying accountants as of May 21, 1998.

            (ii) A Report on Form 8-K was filed with the Securities and Exchange Commission on May 29, 1998 relating to the Company's acquisition of Sky King Communications, Inc. in a merger transaction which resulted in a change in control of the Company as of March 6, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


VDC CORPORATION LTD.


By: /s/ Frederick A. Moran                                  Dated: May 28, 1998
    ----------------------
     Frederick A. Moran
     Chairman and Chief Executive Officer
     (Principal Executive, Financial
     and Accounting Officer)


By: /s/ James C. Roberts                                    Dated: May 28, 1998
    --------------------
     James C. Roberts
     Deputy Chairman, President and Chief
     Operating Officer

                                 EXHIBIT INDEX


Exhibit                                                         Page Number in
Number                                                            Rule 0-3(b)
(Referenced to                                                    Sequential
Item 601 of                                                    Numbering System
Reg. S-K)                                                     Where Exhibit Can
                                                                  Be Found


     10.6 Amended and Restated Asset Purchase Agreement between VDC Corporation Ltd. and PortaCom
               Wireless, Inc., dated as of March 23, 1998, as amended by two Bankruptcy Court Stipulations and Orders in Lieu of Objection, dated as of April 3, 1998 and April 23, 1998, respectively.


     10.7      Escrow Agreement by and among VDC Corporation
               Ltd., PortaCom Wireless, Inc., the Official Committee of Unsecured Creditors of PortaCom Wireless, Inc. and Klehr, Harrison, Harvey, Barnzburg & Ellers LLP, dated as of April __, 1998.

     27        Financial Data Schedule.