Form 10-K
period 1998-06-30
VDC CORP LTD
filed 1998-09-28
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               /X/ Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     for the fiscal year ended June 30, 1998

               / / Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                            ---------------- --, ----
                                       to
                          ------------------- --, ----

                         Commission File Number: 0-14045

                              VDC CORPORATION LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           BERMUDA                                      061510832
           -------                                      ---------
       (State or Other                    (I.R.S. Employer Identification No.)
Jurisdiction of Incorporation
      or Organization)

            75 HOLLY HILL LANE
          GREENWICH, CONNECTICUT                                06830
      ------------------------------                          ----------
      (Address of Principal Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (203) 869-5100

           Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                Name of Each Exchange on Which Registered
           -------------------                -----------------------------------------
Common Stock, $2.00 par value per share             American Stock Exchange, Inc.


              Securities registered under Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1) Yes   X   No    (2)  Yes  X   No
                            ---    ---          ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 16, 1998, was approximately $24,811,058 based upon the closing price of the Common Stock on such date on the American Stock Exchange, Inc. of $5.125. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of September 16, 1998, the number of shares outstanding of the registrant's common stock, par value $2.00 per share (the "Company Common Stock"), was 11,810,862 shares, and there were no shares outstanding of the registrant's common stock, par value $0.01 per share.

     All dollar amounts included in this Report are shown in U.S. dollars, unless otherwise indicated.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

     When used in this Annual Report on Form 10-K and in other public statements by the Company and Company officers, the words "expect," "anticipate," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others: (i) the Company's ability to secure the requisite regulatory licenses to provide international telecommunications services in the United States and abroad; (ii) the Company's ability to generate positive cash flow from the provision of such services; (iii) the highly competitive market conditions in the industry; (iv) the Company's ability to obtain financing on satisfactory terms, if at all, and the degree to which the Company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised; (v) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (vi) the sensitivity of the Company's business to general economic conditions; (vii) the sensitivity of the Company's business to technological obsolescence; and (viii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in this Annual Report on Form 10-K and in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

     VDC Corporation Ltd. (the "Company") was originally incorporated on January 18, 1980 under the Companies Act of the Province of British Columbia, Canada as "Murgold Resources Inc." During 1982, the Company's name was changed to "Arimathaea Resources Inc." in conjunction with a reincorporation into Bermuda by continuance proceedings and continued operations thereafter as "The Van Diemens Company Ltd." At an Annual General Meeting of its members held on July 3, 1995, the Company changed its name to "VDC Corporation Ltd." and implemented a 1 for 20 reverse stock split of its outstanding common stock.

     The Company's Board of Directors has recently approved a resolution to reincorporate the Company into the United States as a Delaware corporation. The distribution of shares anticipated to occur in conjunction with the reincorporation transaction is the subject of a Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on September 9, 1998. The reincorporation transaction will not occur until the Registration Statement is declared effective by the SEC and the matter is approved by the

Company's members at a Special Meeting which is expected to be held during the second quarter of the year ending June 30, 1999 ("Fiscal 1999").

     From its inception through 1992, the principal business of the Company involved the acquisition and exploration of North American mineral resource properties. In recognition, however, of decreasing mineral prices and increasing drilling and exploration costs, during the early 1990's, the Company elected to phase-out of the mining business, and, by 1994, the Company had effectively suspended any further efforts in connection with its former mining business.

     In an effort to diversify its assets and base of operations, in 1992, the Company acquired a 74% interest in The Van Diemen's Land Company, a publicly traded company listed on The International Stock Exchange of Great Britain, for a purchase price of (pound)5,227,865 (approximately US $9.5 million) in cash and securities of the Company. The Van Diemen's Land Company was a pastoral company with property holdings and whose business activities included farming and ranching.

     The acquisition of its interest in The Van Diemen's Land Company was reflective of a shift in the principal focus of the Company's business to real estate ownership and development. From 1992 to 1994, the Company invested an additional $2.5 million in the acquisition of five commercial properties in and around the Isle of Man, British Isles, where the Company's executive offices were located at that time. In view of unanticipated development costs and delays in zoning approvals, among others, management thereafter concluded that the Company would not be able to complete the development of these properties in the manner originally intended. With returns on investments likely to be below management's expectations during 1995 and 1996, the Company commenced the sale of its real estate holdings while attempting to devise plans for the redeployment of its capital resources.

     During the year ended June 30, 1997 ("Fiscal 1997"), the Company made equity investments of an aggregate of approximately $5 million in two early-stage ventures and a publicly-held company whose shares traded on the London Stock Exchange. When expected yields from these investments failed to materialize, management concluded that it was in the best interests of the Company to: (i) suspend its venture capital activities; (ii) dispose of its investment assets; and (iii) select new management who would be in a better position to identify business opportunities that would more fully benefit from the Company's attributes as a public corporation.

     Towards this end, during the third quarter of the year ended June 30, 1998 ("Fiscal 1998"), the Company disposed in bulk of principally all of its investment assets and other holdings for cash totaling approximately $903,000, promissory notes in an aggregate principal amount of $4,300,000, and a subscription receivable in the principal amount of $632,500. Thereafter on March 6, 1998, through its wholly-owned subsidiary, VDC Communications, Inc. (formerly known as Sky King Communications, Inc. and VDC (Delaware), Inc.), a Delaware corporation, the Company acquired (the "Sky King Acquisition") Sky King Communications, Inc., a Connecticut corporation ("Sky King Connecticut"). As a result of the Sky King Acquisition, the former management and business of Sky King Connecticut became the management and business of the Company. Sky King Connecticut engaged in the business of managing and/or acting as agent for approximately 330 existing communications tower and building top sites. It also maintained a data base of approximately 2,600 service providers using communications tower and building sites. Sky King Connecticut marketed the sites to communications companies, such as wireless telephony, paging and cable television service providers, who require the use of communications sites for communications transmitters and receivers necessary to provide the infrastructure needed by them to provide their services to customers.

The Telecommunications Industry

     Following the Sky King Acquisition, the Company initiated an expansion program intended to increase the scope and focus of the historic Sky King Connecticut business and facilitate the Company's entry into the international telecommunications field. The Company initially planned to focus its business on building, owning and operating international telecommunications gateways and cellular systems in certain areas of Eastern Europe, Asia, Egypt and the United States. However, given recent political, economic and regulatory conditions, the Company has shifted its priority towards the development of opportunities in Northern and Central America, Asia, Egypt and other potential service locations.

     The Company is currently operating primarily as a U.S. long distance wholesale telecommunications carrier with facilities in the United States and Central America. Its present plan of operations anticipates the development of business opportunities in connection with:

     1. Establishing a global network of international and domestic gateway and long distance services, initially for the wholesale market, i.e., a carriers' carrier;

     2. Providing local telecommunications, long distance telecommunications, international long distance telecommunications and Internet access services to businesses and residences, primarily in the U.S. retail market; and

     3. Providing wireless telephony service in developing countries and markets.

Gateways, Switched and Long Distance Services

     Through two of its operating subsidiaries, the Company was granted global facilities-based and global resale authority pursuant to Section 214 of the Communications Act of 1934, as amended (the "Section 214 Authorization"). The facilities-based global Section 214 Authorization enables the Company to provide international basic switched, private line, data, television and business services using authorized facilities to virtually all countries in the world, while the global resale Section 214 Authorization enables the Company to resell the international services of authorized U.S. common carriers for the provision of international basic switched, private line, data, television and business services to virtually all countries. The Company recently installed communications switching equipment at its Denver, Colorado, New York City and Los Angeles facilities to provide international telecommunications gateways and domestic long distance telecommunications services under its Section 214 Authorization. All of the switches are gateway switches except for the Denver switch, which handles in-country long distance telecommunications traffic. Management expects the Denver, New York City and Los Angeles switches to operate commercially during the second quarter of Fiscal 1999. Additional switches have also been ordered for Miami, Florida and Hong Kong, and the Company anticipates that it may order additional switches in the future to provide international gateway service in one or more other countries.

     Based upon the Company's relationships within the industry, management believes it will be able to sell time on its switches to carriers who originate or terminate telecommunications traffic. However, to date, the Company has not executed any contracts or received any firm commitments for the commercial use of its planned telecommunications capacity for the switches. Upon obtaining the appropriate regulatory approval, the Company expects to complete the acquisition of Masatepe Communications U.S.A., L.L.C., a Delaware limited liability company ("Masatepe"). Masatepe, which also has obtained 214 Authorization, operates an earth station in Managua, Nicaragua through an operating agreement with the Nicaraguan government. The earth station currently receives international long distance telephony traffic from the United States.

     The Company actively seeks to enter into operating agreements to expand the geographical scope of its international network and to attract domestic and foreign customers. Currently, the Company is focusing its resources on establishing routes primarily to Asia, Central America and Egypt. The Company believes that these markets offer opportunity for the Company to attain significant customer traffic. The Company continues to investigate the prospects for future gateways and switching operations in Russia, Ukraine and Kazakhstan, although it is not focusing primarily on its efforts in these areas due to uncertain political, economic and regulatory conditions there.

     The international telecommunications market consists of all telecommunications traffic that originates in one country and terminates in another. Services offered by the Company fall into two categories: switched services and switch-based value-added services. Bilateral operating agreements between international long distance carriers in different countries are key components of the international long distance telecommunications market. Under an operating agreement, each carrier agrees to terminate traffic in its country and provide proportional return traffic to its partner carrier. The implementation of a high quality international network is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market.

     Switched services represent the largest component of telecommunications traffic. These services are provided through transmission facilities employing switches that automatically route telecom traffic to available circuits. A typical international telephone call first travels through the local carrier's switched network to the caller's domestic long distance carrier. The domestic long distance carrier then carries the call to an international gateway switch. An international carrier picks up the call at its gateway switch and sends it through a digital undersea, fiber optic cable or satellite circuit to the corresponding international gateway switch operated by an international carrier in the country of destination. The long distance carrier in that country then routes the call to its customer through the domestic telephone network.

     The U.S. wholesale market provides international telecommunications services to its target customer base of long distance service providers worldwide. The Company's U.S. wholesale marketing efforts are primarily directed to U.S.-based carriers that originate international traffic, but do not have operating agreements with foreign carriers to terminate the traffic. In addition, international carriers with operating agreements may use the services of other international carriers, such as the Company, for overflow traffic or on routes with smaller traffic volumes.

     The Company's international network will enable it to compete in the international market outside the U.S. The Company is focusing its strategy on developing a significant presence in a defined set of geographical routes where it believes it has either competitive advantages through strong relationships with foreign partners or the opportunity to gain market share and increase its volume of higher-margin, value-added services. The Company's services in these markets will be predominantly wholesale.

     The Company also intends to provide value-added services consisting of enhanced facsimile services and Internet access.

Internet

     The Internet had its origins in 1969 as a project of the Advanced Research Project Agency ("ARPA") of the U.S. Department of Defense. The network established by ARPA was designed to provide efficient connections between different types of computers separated by large geographic areas and to function even if part of the network became inoperative. Initially, the infrastructure was used by academic institutions and governmental agencies for remote access to host computers and electronic mail communications. Accordingly, the U.S. government provided the majority of funding for the infrastructure. However, as the modern Internet developed and became commercial, funding shifted to the private sector. The number of worldwide Internet users continues to increase significantly.

     The Company believes that the provision of Internet services is a rapidly developing industry that offers opportunity. In addition, the Company believes that there are significant telecommunications synergies between voice and Internet data transmission and that Internet Protocol may prove to be a viable and competitive alternative to current voice transmission technology. The Company may take advantage of these synergies after developing, mainly through acquisition, a base of Internet service customers. Towards that end, the Company has entered into a preliminary agreement with World Lynx, Inc., a Little Rock, Arkansas-based Internet service provider with approximately 9,500 customers. There can be no assurances regarding the completion of this, or any future, acquisition.

Wireless Telephony Services

     The Company believes that wireless telecommunications services in certain strategic countries of emphasis are undergoing a period of rapid development and will experience substantial growth over the next several years. The Company's management and wireless telecommunications engineers are experienced at building and operating both fixed and mobile wireless telecommunications services. The Company is actively seeking wireless licenses outside the United States. There can be no assurances as to the Company's success in securing any wireless licenses.

     Cellular (wireless mobile) telecommunications and wireless local loop
(WILL) telecommunications eliminate the need for trenching and laying of wires for telecom services and thus permit the deployment of telecom service more rapidly and cost effectively. Cellular telecom enables a subscriber to move from one place in a city to another while using the service. Wireless local loop telecom is intended to provide fixed telecom services which can be deployed as rapidly as cellular telecom and at a lower cost.

     Cellular telecommunications systems are capable of providing high-quality, high-capacity voice and data communications to and from cellular handsets. Cellular telecommunications systems use analog or digital technology and are capable of providing service to large numbers of subscribers and handling a high volume of calls at any time. The radio frequency spectrum utilized by mobile telecommunications networks is divided into a number of bands, each of which is sub-divided into radio channels. The first generation of cellular telephony systems were analog systems, while newer systems employ digital technology. Digital cellular technology multiplies the number of users that can be served by the same amount of spectrum relative to analog systems, and therefore enhances the development of cellular telecommunications services.

     Wireless loop technology utilizes frequencies, instead of copper or fiber optic cable, to transmit between a central telecom switch and a subscriber's building. A cellular telephone can be operated in the same manner as a wireless local loop telephone in that either type of service can stimulate conventional telephony service by providing local and international calling from a fixed position in its service area. Both services are connected directly to a telecom switch operated by the local telecom company and therefore can initiate calls to or receive calls from anywhere in the world currently served by the international telecom network.

     The Company believes that wireless telecommunications in certain strategic locations would be the most cost effective manner to provide telecommunications services. Many developing countries have teledensity rates below 10% and potential customer waiting lists for telecommunications services. The Company believes that it could significantly increase the communications capacity of these countries by providing wireless technology and service.

Proprietary Billing System

     The Company is continuing the development of state-of-the-art billing software that will provide customized billing information. Where appropriate, the billing software will produce a detailed billing statement specifying the time, origination, destination, rate and cost of each call. It is expected that the majority of payments will be made through either pre-paid deposits or an automated clearing house method, whereby charges are made directly against a customer's bank account, or advance credit card payments. The Company has determined to utilize this system internally at the current time. The Company does not currently intend to market this system, in order to focus on its core telecommunications business segments.

Site Tower Leasing

     The Company also continues to operate Sky King Connecticut's site tower leasing business of managing and/or acting as agent for approximately 330 existing communications tower and building top sites. The Company also maintains a database of approximately 2,600 service providers using communications tower and building sites. The Company markets the sites to communications companies, such as wireless telephony, paging and cable television service providers, who require the use of communications sites for communications transmitters and receivers necessary to provide the infrastructure needed by them to provide their services to customers.

Metromedia China Corporation Investment

     On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom") two million shares of common stock (the "MCC Shares") of Metromedia China Corporation (formerly known as Metromedia Asia Corporation) ("MCC") and warrants to purchase four million shares of common stock of MCC at an exercise price of $4.00 per share, which expire on September 13, 1999 (the "MCC Warrants"). Management believes that the MCC Shares and Warrants represent a potential 8.7% interest in the outstanding common stock of MCC.

     According to information provided by its management, MCC is a privately-held, majority owned subsidiary of Metromedia International Group, Inc. ("MIG"). MIG is a publicly-held corporation whose shares are listed for trading on the American Stock Exchange. MCC is an early stage venture that provides telecommunications equipment and services to operators of wired and wireless local loop telephony technology, cellular telephony and other telecommunications services in China. MCC believes that its proposed wired and wireless local loop and cellular telephony systems are a time and cost effective means of improving the telecommunications infrastructure in China. In addition, the availability of fixed telephony systems in China is limited and it is difficult for consumers in these markets to obtain telephony service. In light of these difficulties and the economic growth China is capable of experiencing, MCC has focused its efforts on expanding the availability of telephony systems to China's vast population. The technology to be provided by MCC offers the current telephony service providers in China a rapid and cost effective method to expand their service base.

     The sale of the MCC Shares and MCC Warrants was undertaken pursuant to the terms of a voluntary petition for bankruptcy relief filed by PortaCom under Chapter 11 of the United States Bankruptcy Code. The MCC Shares and MCC Warrants were purchased for aggregate consideration consisting of: (i) the establishment by the Company of an escrow account in the amount of up to $2,682,000 for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate; (ii) 5,300,000 shares of Company Common Stock, subject to adjustment, valued at $6.98125 per share; (iii) the forgiveness of a loan in the original principal amount of $384,725; and (iv) a deferred purchase price payable, if at all, in the form of either cash or shares of Company Common Stock, in the event that on June 8, 1999, MCC is a publicly held company whose shares of common stock have a value in excess of the value of the Company Common Stock as determined in accordance with an agreed upon formula set forth in a Memorandum of Understanding, dated as of June 8, 1998, by the Company, PortaCom and other parties (collectively, the "MCC Purchase Price").

     The escrow fund shall be held in escrow pending the resolution of certain disputed claims against PortaCom's bankruptcy estate, and will be available to satisfy outstanding indebtedness owed to PortaCom's creditors and claimants. To the extent that more than $384,725 of the escrow portion of the MCC Purchase Price is used by PortaCom to satisfy certain of its indebtedness, the excess thereof will reduce the number of shares of Company Common Stock to which PortaCom is entitled as part of the MCC Purchase Price.

     The investment in MCC was recorded on the Company's financial statements based on the MCC Purchase Price. The Company evaluated this investment based on:
(i) the population of the Chinese markets where MCC has licenses to provide wireless and wireline telecommunications service, which the Company estimates at 116,000,000; (ii) the understanding that MCC would receive additional licenses in the future; and (iii) the possible synergy should the Company ever do business in China.

Government Regulation

     The Company's gateway and long distance telecommunications business is heavily regulated. The United States Federal Communications Commission ("FCC") exercises authority over all interstate and international facilities-based and resale services to be offered by the Company. Services that originate and terminate within the same state, also known as intrastate services, are regulated by state regulatory commissions. To the extent the Company seeks to engage in intrastate telecommunications, the Company will need to apply for and obtain any necessary state authorization. The Company also may be subject to regulation in foreign countries in connection with certain business activities.

     There can be no assurance that future regulatory, judicial and legislative changes will not have a materially adverse effect on the Company, or that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations or that regulatory activities will not have a materially adverse effect on the Company.

     The Company will also be subject to other FCC requirements, including the filing of periodic reports and the payment of annual regulatory fees. In addition, FCC rules limit the routing of international traffic via international private lines and prohibit the accepting of "special concessions" from certain carriers. The FCC continues to refine its international service rules. Among other things, the FCC now allows U.S. carriers to enter into "flexible" international termination arrangements where such arrangements promote competition. FCC rules also require international carriers to notify the FCC sixty days in advance of an acquisition of a 25% or greater controlling interest by a foreign carrier in that U.S. carrier or an acquisition by the U.S. carrier of a 25% or greater controlling interest in a foreign carrier. After receiving this notification, the FCC reviews the proposed transaction and, among other things, can require a carrier to meet certain "dominant carrier" reporting and other conditions if the FCC finds that the acquisition creates an affiliation with a dominant foreign carrier.

     The Company's costs of providing long distance services may also be affected by changes in the access charge rates imposed by incumbent local exchange carriers ("LECs"). The

FCC has significantly revised its access charge rules to permit incumbent LECs greater pricing flexibility and relaxed regulation of new switched access services in certain circumstances. The FCC also recently revised its universal service rules and the Company may be required to contribute to the federal universal service fund.

     The Company must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the "Communications Act"), including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of FCC authorizations or any transfer of de jure or de facto control of the Company. Under the Communications Act and the FCC's rules, all international carriers, including the Company, are required to obtain authority under Section 214 of the Communications Act prior to initiating international common carrier services, and must file and maintain tariffs containing the rates, terms and conditions applicable to their services. The Company, through its wholly-owned subsidiary VDC Telecommunications, Inc., received a Section 214 Authorization in July 1998 that authorizes the provision of international services on a facilities and resale basis. The Company has also applied for authority to assume control of Masatepe, which also holds a Section 214 Authorization. Voice & Data Communications (Hong Kong) Limited has also applied for and been granted a Section 214 Authorization. The Company expects to file international tariffs with the FCC. The FCC is considering changes to its rules regarding Section 214 Authorizations which may reduce certain regulatory requirements. Domestic interstate common carriers such as the Company are not required to obtain Section 214 or other authorization from the FCC for the provision of domestic interstate telecommunications services. Domestic interstate carriers currently must, however, file and maintain tariffs with the FCC containing the specific rates, terms and conditions applicable to their services. These tariffs are effective upon one day's notice. The Company expects to file a domestic tariff with the FCC.

     The Company must also conduct its international business in compliance with the FCC's international settlements policy. The international settlements policy establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e. monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement.

     In August 1998, the FCC initiated a rulemaking proceeding in which it proposed significant changes to the FCC's international settlements policy and associated rules. Among other things, the FCC has proposed eliminating the requirement that U.S. carriers comply with the settlements policy in certain circumstances (e.g., between U.S. carriers and foreign carriers that lack market power in WTO member countries). The FCC is also proposing to allow carriers to enter into flexible settlement arrangements for agreements affecting less than 25 percent of the traffic on a particular route without naming the foreign correspondent and without filing the terms and conditions of the actual agreement. However, the Company cannot predict the outcome of this proceeding, or its ultimate effect on the Company.

     The foregoing summary does not purport to describe all present and proposed federal, state and local regulation and legislation affecting the telecommunications industry. Existing regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals which could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company can be predicted at this time.

Employees

     As of September 16, 1998, the Company had 21 employees, of which 4 were executive officers, 3 were engaged in sales, 6 were engaged in operations, engineering and technical systems, and 7 were engaged in administration. The Company anticipates that the development of its business could require the hiring of a substantial number of new employees. The Company considers its employee relations to be good.

Other Matters

Operations Remain in Early Stage. Despite retaining key personnel in the telecommunications industry, installing and ordering telecommunications switching equipment, and entering into an agreement to acquire a telecommunications company operating in Central America, the Company remains in an early stage. The Company has installed three telecommunications switches in the United States for the provision of international and long distance telephony services, but none of these switches are operating commercially. The Company has also entered into an agreement to acquire 100% of the equity interests of Masatepe, which currently carries telecommunications traffic from the United States to Nicaragua. This acquisition agreement, however, is contingent upon Masatepe securing certain regulatory approvals of its business. There can be no assurances that Masatepe will secure these approvals.

History of Operating Losses. The Company has incurred net losses of $3,154,810 and $32,429 for the fiscal years ended June 30, 1998 and 1997, respectively. The net loss of $3,154,810 incurred during the year ended June 30, 1998 is primarily attributable to noncash compensation of $2,254,000 (see Note 9 to the Consolidated Financial Statements) and selling, general and administrative expenses. The Company's ability to reach profitability and positive cash flow is dependent upon a number of factors, including the Company's ability to generate material revenues from its network of telecommunications services. Thus far, the Company has not yet begun to generate cash flow. There can be no assurances that the Company will be successful in implementing its developmental phases in a profitable manner in the future, and any such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

Management and Risks of Growth. The Company expects to experience a period of rapid growth, which could place a significant strain on the Company's management, operational and financial resources. In order to manage its growth effectively, the Company must continue to implement and improve its operational and financial systems and controls, to purchase other transmission facilities and to expand, train and manage its employee base. Inaccuracies in the Company's forecasts of traffic could result in insufficient or excessive transmission facilities and disproportionate fixed expenses. The Company's overflow traffic could be handled by other international carriers to which the Company would pay per minute usage fees. The Company is not able to assure that the quality of these services is commensurate with the transmission quality provided by the Company. If the Company is not able to manage its growth effectively or maintain the quality of its service, the Company's business may be adversely affected.

Risks Associated with International Operations. The Company expects to generate a significant portion of its revenues by providing international wholesale telecommunications services to its customers. The Company's operations are subject to certain risks, such as changes in foreign government regulations and telecommunications standards, licensing requirements, tariffs, taxes and other trade barriers, as well as political and economic instability. The Company's revenues and cost of long distance services are sensitive to changes in international settlement rates, changes in the ratios between outgoing and incoming traffic, foreign currency fluctuations, and import and export regulations. There can be no assurance that foreign countries will not adopt laws or regulatory requirements that could adversely affect the Company. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition or results of operations.

Competition. The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The U.S.-based international telecommunications services market is dominated by AT&T, MCI Worldcom and Sprint. Nevertheless, the Company competes in the wholesale long distance market with many other carriers as well. As the Company's network develops further, the Company expects to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than the Company. The Company also faces competition from companies offering resold international and domestic retail telecommunications services.

     The operation of fixed telephony systems by governmental authorities in several of the countries targeted by the Company means that they are a source of competition for the Company's proposed wireless telephony operations. The Company will also face competition from governmental entities that provide such services and financing to their own national telecommunications operators and from those operators themselves as they attempt to provide such services and seek other sources of financing. In certain markets, cellular telecom operators already exist and represent a competitive alternative to the Company's proposed wireless telecom systems. In addition, the Company does not expect to have exclusive franchises with respect to its wireless telecom operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to or competitive with the Company in its markets. Providers of cellular services compete to attract and retain customers principally on the bases of services and enhancements offered, customer service, and price. Such competition may be intense. The Company also faces competition in the provision of services to telecommunications companies. Consequently, there can be no assurance that the Company will not encounter competition which could limit its ability to obtain licenses, attract and retain subscribers or to develop its business and which could have a material adverse effect on the Company's financial condition, results of operations and prospects.

Capital Expenditures-Need for Additional Financing. The facilities-based telecommunications industry requires substantial capital investment in switching and peripheral equipment. Growth in the number of minutes transmitted, international locations and customers served by the Company will require additional investment in equipment and facilities. Furthermore, entry into Internet data and voice provision and wireless telecom services requires significant capital. The Company may need to raise additional capital over the next twelve months in order to further fund its development. There can be no assurance that the Company will be able to raise additional financing, or, if raised, that the terms of such financing will be favorable to the Company.

Dependence on Key Personnel. The Company does not maintain key person life insurance on any of its officers or employees. The Company's future success will depend on its ability to retain existing, as well as attract and retain additional management, technical and sales personnel required in connection with the growth and development of its business.

Volatility of Stock Price. The Company believes there is a possibility of significant volatility in its stock price. Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company or its competitors, including results of operations, technological innovations, government regulations, proprietary rights or significant litigation, may have a significant impact on the market price of the Company Common Stock.

Anticipated Increase in Publicly Tradable Shares. The Company's wholly-owned subsidiary VDC Communications, Inc., a Delaware corporation ("VDC Communications"), has filed a registration statement with the Securities and Exchange Commission on Form S-4 (the "S-4"). The S-4 was filed to register securities to be issued in connection with a merger of the Company and VDC Communications (the "Domestication Merger"). The effect of the Domestication Merger will be that shareholders of the Company will become shareholders of VDC Communications, which will then become the publicly traded company.

     The Domestication Merger will, if and when effective, have the effect (through the conversion of outstanding convertible preferred stock of VDC Communications) of increasing the number of shares eligible for public trading from approximately 3,000,000 to approximately 20,000,000. Significantly, 7,022,000 of those shares will be owned, directly or indirectly, by the Company's officers and directors. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Sales of substantial amounts of the Company Common Stock in the public market could have an adverse effect on the market price of the stock and may make it more difficult for the Company to sell its equity securities in the future at times and at prices it deems appropriate. Although it is impossible to predict market influences and prospective values for securities, it is possible that the substantial increase in the number of shares available for sale, in and of itself, could have a depressive effect upon the market value of the Company Common Stock.

Dividend Policy. The Company has no plans to pay a cash dividend on its Common Stock in the foreseeable future. The Company intends to retain earnings to develop and expand its business.

Natural Disasters and Other Catastrophic Events. The Company's business is susceptible to natural disasters and catastrophic events; such as earthquakes, fire, terrorism and war. Although the Company has taken a number of steps to prevent its network from being affected by natural disasters, such as building redundant systems for power supply to the switching equipment, there can be no assurance that any such systems will prevent the Company's switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of the Company's network, or a significant decrease in telecom traffic, resulting from effects of a natural or man-made disaster, could have a materially adverse effect on the Company's relationship with its customers and the Company's business, results of operations and financial condition.

The Year 2000 Issue

     The Company is presently attempting to respond to Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management expects to have substantially all of the systems application changes completed by the end of the second quarter of Fiscal 1999 and believes that its level of preparedness is appropriate.

     The total cost to the Company of these Year 2000 compliance issues is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company's headquarters are located in approximately 10,800 square feet of leased office space in Greenwich, Connecticut. The office space is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $290,000. The Company also leases approximately 5,600 square feet of office space in Aurora, Colorado where the operations of its subsidiary, VDC Telecommunications, Inc., are located. The office is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $94,000.

     The Company leases three equipment site locations throughout the country with a combined square footage of approximately 8,500. The locations are leased from unaffiliated third parties pursuant to ten-year leases at a combined annual rental of approximately $199,000.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently involved in any litigation or proceeding which is material, either individually or in the aggregate, and, to the Company's knowledge, no other legal proceeding of a material nature is currently contemplated by any individuals, entities or governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company Common Stock has traded on the American Stock Exchange, Inc. ("AMEX") since July 7, 1998 under the symbol "VDC". Prior to July 7, 1998, the Company Common Stock traded under the symbol "VDCLF" on the NASDAQ Small Cap Market from 1993 until November 26, 1997, and thereafter until July 7, 1998, on the OTC Bulletin Board.

     The following table sets forth certain information with respect to the high and low bid prices of the Company Common Stock during Fiscal 1998 (July 1, 1997 to June 30, 1998) and Fiscal 1997 (July 1, 1996 to June 30, 1997).

Fiscal 1998                      High               Low
-----------                      ----               ---
First Quarter                    $5.38             $3.88
Second Quarter                   $6.50             $4.50
Third Quarter                    $6.50             $3.75
Fourth Quarter                   $8.63             $5.88

Fiscal 1997                      High               Low
-----------                      ----               ---
First Quarter                    $9.25             $7.37
Second Quarter                   $7.87             $5.00
Third Quarter                    $6.50             $5.00
Fourth Quarter                   $5.25             $3.00

     The high and low bid prices for the Company's Common Stock are rounded to the nearest 1/8th. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

     Holders

     As of September 16, 1998, the approximate number of holders of record of the Company's Common Stock was 414. The Company believes the number of beneficial owners of the Common Stock exceeds 1,600.

     Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company intends to retain all the Company's earnings for use of the expansion of the Company's business for the foreseeable future.

     Recent Sales of Unregistered Securities

     In March 1998, the Company issued 700,000 shares in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act as follows:


---------------------------------------------------------------------------------------------------------------------
                Shareholder                          Number of Shares                     Price Per Share
---------------------------------------------------------------------------------------------------------------------
Lancer Voyager Fund                                                    58,500                                  $4.75
---------------------------------------------------------------------------------------------------------------------
Lancer Offshore, Inc.                                                 390,000                                  $4.75
---------------------------------------------------------------------------------------------------------------------
Lancer Partners LP                                                    132,000                                  $4.75
---------------------------------------------------------------------------------------------------------------------
Michael Lauer                                                          19,500                                  $4.75
---------------------------------------------------------------------------------------------------------------------
Alan Snyder                                                           100,000                                  $5.50
---------------------------------------------------------------------------------------------------------------------

     In May 1998, the Company issued 583,430 shares in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act as follows:


---------------------------------------------------------------------------------------------------------------------
                Shareholder                          Number of Shares                     Price Per Share
---------------------------------------------------------------------------------------------------------------------
Moran Equity Fund, Inc.                                                27,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Luke Moran                                                             10,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Kent Moran                                                             10,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Frederick A. Moran                                                     85,667                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Anne Moran, IRA                                                        11,667                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Anne Moran Trust                                                          250                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Frederick A. Moran Trust                                                  180                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Kent Moran, IRA                                                           333                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Luke Moran, IRA                                                           333                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Frederick A. Moran & Joan B. Moran                                     23,667                                  $6.00
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
Alan B. Snyder                                                        100,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Frederick W.  Moran                                                   100,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Lancer Voyager Fund                                                    25,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Lancer Offshore, Inc.                                                 150,000                                  $6.00
---------------------------------------------------------------------------------------------------------------------
Anne Moran                                                             39,333                                  $6.00
---------------------------------------------------------------------------------------------------------------------


     On August 18, 1998, the Company issued 78,697 shares in the name of Activated Communications Limited Partnership ("Activated") in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act (the "Activated Shares"). The Activated Shares were issued in escrow as partial consideration for Activated's equity ownership interest in Masatepe pursuant to the terms of a Purchase Agreement dated July 31, 1998, by and among the Company, Masatepe, Activated and Marc Graubart. The Activated Shares will be released from escrow, if at all, in the event that the FCC approves certain regulatory filings made by Masatepe.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data as of and for each of the period (s) ended June 30, 1998, 1997 and 1996 have been derived from the audited consolidated Financial Statements of the Company. The financial data presented above reflects the relevant Statement of Income data and Balance Sheet of Sky King Connecticut, which became publicly held by virtue of its acquisition by VDC on March 6, 1998. Since, as a result of the acquisition, the former stockholders of Sky King Connecticut acquired a controlling interest in VDC, the acquisition has been accounted for as a "reverse acquisition". Accordingly, for financial statement presentation purposes, Sky King Connecticut is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Sky King Connecticut, rather than an acquisition by VDC. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                               Year Ended June 30
                                                           ------------------------------------------------------------

                                                               1998                   1997                   1996
                                                               ----                   ----                   ----
                                                                                                      (since inception)
Operating Results
Revenues                                                   $    99,957              $ 43,248               $  4,850
Loss from operations(1)                                    $(3,349,932)             $(32,429)              $(26,702)
Loss from operations
   per common share-basic(2)                               $      (.76)             $   (.01)              $   (.01)
Net loss                                                   $(3,154,810)             $(32,429)              $(26,702)

Balance Sheet
Investment in Metromedia China Corp.                       $37,790,877
Working capital                                            $ 5,307,801              $  1,180               $  2,389
Total assets                                               $45,823,684              $ 15,000               $ 16,499

----------------
(1) The loss from operations of $3,349,932 incurred during the year ended June 30, 1998 is primarily attributable to noncash compensation of $2,254,000 (See Note 9 to the consolidated financial statements) and selling, general and administrative expenses.

(2) Diluted earnings per share for this period is not calculated because inclusion of common share equivalents would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

     From its inception in 1980 through Fiscal 1997, the Company has undertaken and thereafter suspended diverse lines of business including mineral resource exploration and real estate development, among others. When the Company's more recent venture capital efforts during Fiscal 1997 failed to yield expected levels of return, management concluded that it was in the Company's best interest to: (i) suspend its venture capital activities; (ii) dispose of its investment assets; and (iii) appoint new management who would be in a better position to identify business opportunities that would more fully benefit from the Company's attributes as a public corporation.

     Towards this end, during the third quarter of Fiscal 1998, the Company disposed in bulk of principally all of its investment assets and other holdings for cash totaling approximately $903,000, promissory notes in an aggregate principal amount of $4,300,000 and a subscription receivable in the principal amount of $632,500.

     Thereafter, on March 6, 1998, the Company acquired Sky King Connecticut and entered into the international telecommunications business. Based upon this acquisition, and the more recent expansion of the historic business of Sky King Connecticut, the Company now operates as a U.S. based global telecommunications company, focusing its activities upon three segments of the telecommunications business: International Telecommunications Gateways and Long Distance Telecom (wholesale) Services, Local, Long Distance, International Long Distance and Internet Service Provision (retail) Telecom Services, and Wireless Telecommunications. The Company also operates as a site tower manager for wireless communications services.

     The acquisition of Sky King Connecticut was undertaken through the issuance, to the former Sky King Connecticut shareholders, of two series of preferred stock which ultimately convert into 10 million shares of the Company's Common Stock. Since, as a result of the acquisition, the former shareholders of Sky King Connecticut acquired a controlling interest in VDC, the acquisition has been accounted for as a "reverse acquisition." Accordingly, for financial statement presentation purposes, Sky King Connecticut is viewed as the continuing entity and the related business combination is viewed as a recapitalization of Sky King Connecticut, rather than an acquisition by VDC.

     During Fiscal 1998, the Company derived revenue from site tower management and telecommunications consulting services. Monthly site tower management fees vary by service, location and length of agreement. The Company expects that the implementation of its new telecommunications services will provide new sources of revenue and that current results are not indicative of future results, given the expected increase in scope and diversity of the Company's business.

     Masatepe began carrying telecommunications traffic to Managua, Nicaragua from the United States during the first quarter of Fiscal 1999. The Company expects that it will begin carrying telecommunications traffic over switches in New York City, Los Angeles and Denver, Colorado by the end of the second quarter of Fiscal 1999. In addition, the Company believes that it may begin deriving revenue from other sources over the next twelve months, including additional international calling routes.

     The Company's costs include site leasing expense, selling, general and administrative costs, and noncash compensation. With the implementation of its new telecommunications services, the Company will, most likely incur additional types of expenses, including payments to other providers of long distance services for transmission services, payments to domestic carriers for the termination of overseas-originated traffic in the United States and payments to local exchange companies for access charges for originating and terminating international and domestic traffic. In addition, costs may be incurred over the next twelve months associated with the provision of retail telecom service.

     The Company also expects that it will hire additional employees over the next twelve months. This will include an increased technical and marketing effort associated with the Company's gateways and switches.


Fiscal 1998 Compared to Fiscal 1997

Revenues: Total revenues increased 131% to $99,957 in Fiscal 1998. This compares to $43,248 for Fiscal 1997. The increase reflects increased sites under management and consulting fees. The Company does not anticipate the continuation of its services as a consultant to other telecommunications companies.

Site Leasing Expense: Site leasing expense increased 29.2% to $28,460 in Fiscal 1998 from $22,020 in Fiscal 1997. The increase is primarily due to an increase in radio tower and antenna space rentals.

Selling, general & administrative: Selling, general and administrative expenses increased 2076% to $1,167,429 in Fiscal 1998 from $53,657 in Fiscal 1997. This increase was primarily attributable to professional fees, including consulting, legal and accounting expenses associated with the redeployment of the Company's assets and salaries of new personnel necessary for the Company's development of new telecommunications services, including the initial development of a domestic and global telecommunications network.

Noncash Compensation Expense: Noncash compensation expense was $2,254,000 in Fiscal 1998 up from $0 in Fiscal 1997. During Fiscal 1998, 600,000 shares of Series B Convertible Preferred Stock of VDC Communications, par value $.0001 per share ("Series B Stock"), were earned out from escrow based upon performance criteria outlined in Note 9 to the Consolidated Financial Statements. Of the 600,000
shares released, 415,084 were considered compensatory. These are the "earned" shares that were owned by management, their family trusts and minor children and two employees. The remaining 3,900,000 shares of Series B Stock were earned out from escrow during Fiscal 1999, which will result in approximately 2,691,000 shares being considered compensatory. The compensatory shares multiplied by the fair value of the shares will be recognized as noncash compensation during the first quarter of Fiscal 1999.

Net Loss: The Company incurred a net loss of $3,154,810 in Fiscal 1998, an increase of 9628% from the net loss of $32,429 in Fiscal 1997. The increase is attributable to noncash compensation and an increase in selling, general and administrative expenses. The Company believes that current results are not indicative of future results, given the expected increase in scope and diversity of the Company's business over the next twelve months. Future results will be more reflective of the revenues that are likely to be realized upon operation of the Company's gateways, switched and long distance services, and possibly Internet services and wireless telephony services.

Fiscal 1997 Compared to Fiscal 1996

Revenues: Total revenues increased 792% to $43,248 in Fiscal 1997 compared to $4,850 for the fiscal year ended June 30, 1996 ("Fiscal 1996"). The increase was primarily the result of a longer operating period (inception-January 3, 1996) and higher volume of revenue associated with increased sites under management.

Site Leasing Expense: Site leasing expense increased 1918% to $22,020 in Fiscal 1997 from $1,091 in Fiscal 1996. This increase is primarily the result of increased volume associated with a longer operating period and an increase in radio tower and antenna space rentals.

Selling, general & administrative: Selling, general and administrative expenses increased 76% to $53,657 in Fiscal 1997 from $30,461 in Fiscal 1996. This increase was primarily due to a longer operating period.

Net Loss: The Company incurred a net loss of $32,429 in Fiscal 1997, an increase of 21% from the net loss of $26,702 in Fiscal 1996. The increase in net loss is attributable to a longer operating period partially offset by an increase in revenue.

Liquidity and Capital Resources

Net cash used in operating activities increased to $859,390 in Fiscal 1998, from $28,573 in Fiscal 1997 and $25,378 in Fiscal 1996. The increase in Fiscal 1998 was mostly attributable to the increased losses from operations.

Net cash used by investing activities totaled $3,201,433 in Fiscal 1998. Cash was used for the investment in MCC (See Note 5 to the Consolidated Financial Statements), purchase and/or deposits for capital equipment purchases and purchases of investment securities offset by proceeds from repayments of notes receivable. There were no cash flows from investing activities in Fiscal 1997 and 1996.

     Proceeds provided by financing activities increased to $6,271,504 in Fiscal 1998 from $27,830 in Fiscal 1997 and $27,551 in Fiscal 1996. Fiscal 1998
proceeds reflect the issuance of Company Common Stock by way of private placements. The proceeds were used to fund operations during Fiscal 1998, to deposit into escrow the purchase price for the acquisition of Masatepe, and to deposit into escrow for the acquisition of MCC Shares and MCC Warrants. The funds will also be used for future working capital, the development of VDC Telecommunications, Inc.'s domestic network and the development of Voice & Data Communications (Hong Kong) Limited international telecommunications switches. Fiscal 1997 and 1996 proceeds reflect capital contributions by the owners of Sky King Connecticut and were used to fund operations.

     The Company's anticipated capital commitments for the next twelve months total approximately $1,000,000. These commitments include switching and peripheral equipment ordered for the Company's domestic network and for Voice & Data Communications (Hong Kong) Limited, but not growth opportunities that may arise in the future that management believes are beneficial to the Company. In addition, the Company also has fixed commitments associated with rental and leasehold obligations, operations, and personnel costs under its existing employment arrangements. As a facilities-based telecommunications company, the Company may also be required to make substantial additional capital investment in switching and peripheral equipment as growth opportunities arise.

     The Company is currently experiencing a short term cash flow issue, since, among other things, a significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of Company programs. These expenditures have been incurred in advance of the realization of revenue that is likely to occur as a result of such acquisitions and programs. These issues have been compounded by virtue of significant capital that remains in escrow in connection with the MCC transaction. Management anticipates that it will resolve its cash flow issues within the short term by a combination of any one or more of the following factors: (i) the realization of revenues from operations as the Company's telecommunications switches are likely to become commercially operational; (ii) the release of a significant portion of the funds held in escrow from the MCC transaction; (iii) collection on the promissory notes emanating from the bulk sale of its former investment assets; and (iv) continued financing activities.

     An inability to generate cash from any one or more of these factors within the short term could have the effect of adversely affecting the Company's plans for future growth. If these issues continue for more than the short term, management may be caused to materially reduce the size and scope of its overhead and planned operations.

Acquisitions

     The Company completed the acquisition of substantially all of the assets of Blue Sky International L.L.C. in Fiscal 1998. In addition, in the first quarter of Fiscal 1999, the Company entered into an agreement to acquire Masatepe. This acquisition was closed in escrow, contingent upon the approval of certain regulatory filings made by Masatepe with the FCC. In the event that these contingencies are not satisfied by October 15, 1998, or a later date agreed upon by the parties, the acquisition will not be consummated and all funds advanced by the Company to run the operations of Masatepe will be treated as a loan.

     The Company expects to continue to explore acquisition opportunities. Such acquisitions may have a significant impact on the Company's need for capital. The Company would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurance that such financing will be available, or if available, will be available on terms attractive to the Company. The Company is also considering acquisitions using the Company's Common Stock.

     The Year 2000 Issue. The Company is presently attempting to respond to Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Management expects to have substantially all of the systems application changes completed by the end of the second quarter of Fiscal 1999 and believes that its level of preparedness is appropriate.

     The total cost to the Company of these Year 2000 compliance issues is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.

     In the absence of significant contracts with suppliers and customers, the Company has not yet had to assess year 2000 compliance issues. To the extent the Company has entered into contracts that implicate the year 2000 compliance issue, the Company does not currently believe that said issue will involve a material economic cost or significant risk to the Company. The Company will continue to consider this issue in conjunction with all new contracts and develop contingency plans to the extent necessary.

Recent Accounting Standards

     Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income and reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Item not applicable.

ITEM 8. FINANCIAL STATEMENTS.

     The information required by this Item is found immediately following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 21, 1998, the Company terminated the engagement of Neville Russell, chartered accountants ("Neville"), as the principal accountants to audit its financial statements, effective immediately. Neville's report dated December 24, 1997 on the Company's financial statements for Fiscal 1996 and 1997 did not contain any adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles.

     During Fiscal 1996 and 1997, as well as the interim period from June 30, 1997 (the end of the Company's 1997 fiscal year) to May 21, 1998 (the date of Neville's dismissal as the Company's certifying accountants), there were no disagreements between the Company and Neville on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Neville, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

     During Fiscal 1996 and 1997, as well as the interim period from June 30, 1997 (the end of the Company's 1997 fiscal year) to May 21, 1998 (the date of Neville's dismissal as the Company's certifying accountants), Neville did not advise the Company (1) that the internal controls necessary for the Company to develop reliable financial statements do not exist, or (2) that information has come to Neville's attention that has led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management, or (3)(A) of the need to expand significantly the scope of its audit, or that information has come to Neville's attention during such period that, if further investigated, may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to Fiscal 1997 (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause Neville to be unwilling to rely on management's representations or be associated with the Company's financial statements, and (B) due to Neville's dismissal, or for any other reason, Neville did not so expand the scope of its audit or conduct such further investigations, or (4)(A) that information has come to Neville's attention that it has concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to fiscal year 1997 (including information that, unless resolved to Neville's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and (B) due to Neville's dismissal, or for any other reason, the issue has not been resolved to Neville's satisfaction prior to its dismissal.

     The Company engaged BDO Seidman, LLP ("BDO") as the principal accountants to audit its financial statements effective as of May 12, 1998. During Fiscal 1996 and 1997 and the interim period subsequent to fiscal year 1997, as well as the interim period from June 30, 1997 (the end of the Company's 1997 fiscal year) to May 21, 1998 (the date of Neville's dismissal as the Company's certifying accountants), neither the Company nor anyone on its behalf consulted BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by BDO.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     The Directors and Executive Officers of the Company are listed below.

Name                        Age         Position
----                        ---         --------

Frederick A. Moran          56          Chairman, Chief Executive Officer, Chief
                                        Financial Officer and Director of the
                                        Company

                                        President, Chief Financial Officer and
                                        Director of VDC Communications

Dr. James C. Roberts        45          Deputy Chairman, Chief Operating Officer
                                        and Director of the Company

                                        Chief Operating Officer, Secretary and
                                        Director of VDC Communications

Dr. Hussein Elkholy         64          Director of the Company

                                        Director of VDC Communications

Clayton F. Moran            27(1)       Vice President, Finance, of the Company

Charles W. Mulloy           33          Vice President, Corporation Development,
                                        of the Company

----------
(1)  An adult son of Frederick A. Moran

     All directors of the Company hold office until the next annual meeting of members/stockholders or until their successors are duly elected and qualified. There are currently no committees of the Board of the Company. Executive officers of the Company hold office at the pleasure of the Board of Directors.

Business Experience

Frederick A. Moran

     Mr. Moran has served as the Chairman, Chief Executive Officer and Chief Financial Officer of the Company since March 6, 1998. Mr. Moran has served as a member of the Board of Directors of VDC since March 6, 1998. Mr. Moran was the Chairman of Sky King Connecticut prior to its merger with and into Sky King. Prior thereto, he was formerly Chairman and Chief Executive Officer of NovoComm, Inc., a privately owned company engaged in the telephony and communications businesses in Russia and Ukraine. Prior to his affiliation with NovoComm, Inc., Mr. Moran was the co-founder and Chairman and Chief Executive Officer of International Telcell, Inc. (now part of Metromedia International Group, Inc.) and the founder and President of Moran & Associates, Inc. Securities Brokerage, an investment banking and securities brokerage firm ("Moran Brokerage"), and Moran Asset Management, Inc., an investment advisory firm ("Moran Asset"). Mr. Moran has been listed in the "Who's Who of American Business Leaders."

Dr. James C. Roberts

     Dr. Roberts has served as Deputy Chairman and Chief Operating Officer of the Company since March 6, 1998. Dr. Roberts has served on the Board of Directors of VDC since March 6, 1998. Dr. Roberts served as President and Chief Executive Officer of CGI Worldwide, Inc. ("CGI") since its inception in 1986 until 1997. CGI is a multifaceted telecommunications company which has designed, engineered, constructed and developed over 80 cellular, paging and cable television systems around the world. Prior to joining CGI, Dr. Roberts spent over 10 years in the telecommunications business, holding senior management positions with McCaw Cellular Communications, Inc., MCI Communications Corp. and Motorola, Inc. During this period, Dr. Roberts was responsible for building and operating over 50 cellular, paging and cable TV systems. Dr. Roberts is a charter member of the Cellular Telephone Industry Association and has been listed in the "Who's Who in Industry and Finance" since 1990 and "Who's Who of American Business Leaders" for the last five issues.

Dr. Hussein Elkholy

     Dr. Elkholy has served as a member of the Board of Directors of the Company since July 6, 1998. From 1995 to the present, Dr. Elkholy has served as the Chairman of National Telecom Company and the President and Chief Executive Officer of Satellite Equipment Manufacturing Corporation, both located in Cairo, Egypt. Dr. Elkholy is also a full professor at the Department of Mathematics, Computer Science and Physics at Fairleigh Dickinson University, where he has taught undergraduate and graduate courses in physics, engineering and computer science for over 34 years. From 1979 to 1980, Dr. Elkholy served as acting Dean of the College of Arts and Sciences at Fairleigh Dickinson University. In addition, Dr. Elkholy has conducted research and taught classes in the fields of physics and computer science at several universities and institutes in the United States, Italy, Hungary, Egypt and Sudan. During the past several years, Dr. Elkholy has consulted numerous governmental agencies, private companies and research and educational institutions in the United States and abroad on computer and electronic technology. Dr. Elkholy holds doctorate degrees in natural sciences from Eotvos Lorand University and in solid state physics from the Hungarian Academy of Sciences, and a Bachelor of Science degree in physics from Cairo University.

Clayton F. Moran

     Mr. Moran has served as Vice President, Finance of the Company since June 1, 1998. Prior thereto, Mr. Moran was employed by Moran Real Estate Holdings, Inc. and Putnam Avenue Properties, Inc., entrepreneurial entities designed to seek out and develop business opportunities. From 1993 to 1995, Mr. Moran was an equity research analyst with Smith Barney, Inc. Mr. Moran is a graduate of Princeton University, with a Bachelor of Arts degree in Economics.

Charles W. Mulloy

     Mr. Mulloy has served as Vice President, Corporate Development, of the Company since February 1, 1998. Mr. Mulloy has a broad background as a technologist and business development manager, having worked in California's Silicon Valley business community for over 10 years. From 1996 to 1998, Mr. Mulloy served as a business development and system design executive for the IBM Corporation and managed IBM's strategic relationship with the Intel Corporation. From 1994 to 1996, Mr. Mulloy served as Vice President of Inacom Information Systems. Prior to that, from 1987 to 1994, Mr. Mulloy served as National Sales Manager for California Computer Options. Mr. Mulloy has extensive experience in developing data and telecommunications solutions with a foundation in network strategy and deployment. He has designed and managed business solutions for several telecommunications companies. Mr. Mulloy graduated from San Francisco State University with a Bachelor of Arts degree in Telecommunications.

Involvement in Certain Legal Proceedings

     In a civil action filed by the Securities and Exchange Commission ("SEC") during June 1995, Frederick A. Moran ("Mr. Moran") and Moran Asset were found by the United States District Court for the Southern District of New York to have violated Section 206(2) of the Investment Advisers Act of 1940 (the "Advisers Act") for negligently allocating shares of stock to Mr. Moran's personal, family and firm accounts at a slightly lower price than shares of stock purchased for Moran Asset's advisory clients the following day. The Court also found that Mr. Moran, Moran Asset and Moran Brokerage had violated the disclosure requirements of Section 204 of the Advisers Act and the corresponding broker-dealer registration requirements of Section 15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") by willfully failing to disclose that Mr. Moran's two eldest sons were members of Moran Asset's and Moran Brokerage's board of directors. Mr. Moran was the President and principal portfolio manager of Moran Asset, as well as the President and Director of Research for Moran Brokerage. As a result of these findings, Mr. Moran, Moran Asset and Moran Brokerage were permanently enjoined from violating Sections 204, 206(2), and 207 of the Advisers Act and Section 15(b) of the Exchange Act. The Court ordered Moran Asset and Moran Brokerage to pay civil monetary penalties in the respective amounts of $50,000 and $25,000. The Court also ordered Mr. Moran to disgorge $9,551.17 plus prejudgment interest and pay a civil monetary penalty in the amount of $25,000.

     Although Mr. Moran and the other named parties accepted and fully complied with the findings of the District Court, they believe that the outcome of the matter and the sanctions imposed failed to take into account a number of mitigating circumstances, the first of which is that the basis for the violation of Section 206(2) of the Advisers Act was an isolated incident of negligence resulting in the allocation of 15,000 shares of stock to Moran family and firm accounts at a slightly lower price than those purchased for firm clients the following day, resulting in $9,551.17 in higher purchase cost incurred by these clients. In the opinion of Mr. Moran, the scope of this infraction was not properly considered in view of the following circumstances, among others: (i) the extraordinary volume of the daily business undertaken by Moran Asset and Moran Brokerage which, on the date in question, purchased approximately $34,000,000 of stocks for advisory clients and proprietary accounts; (ii) that the appropriate personnel had inadvertently allocated shares to certain personal and family accounts on the belief that all client purchases had been completed; and (iii) shares of an additional stock had been purchased that day for certain personal and family accounts at prices higher than those paid by advisory clients the following day. Second, with respect to the violation of the disclosure requirements of Section 204 of the Advisers Act and Section 15(b) of the Exchange Act, the Court found Mr. Moran and others to be liable for failure to disclose additional directors of Moran Asset and Moran Brokerage. However, the additional directors in question were Mr. Moran's two older sons who had been appointed as directors as a matter of clerical convenience. In fact, they never participated in any Board of Directors meetings, nor made any decisions concerning Moran Asset or Moran Brokerage, and were never informed that they were directors. Furthermore, if their directorships had been disclosed, as the Court had determined to be required, Mr. Moran believes that any such disclosure would have, in fact, enhanced the Form ADV of Moran Asset and the Form BD of Moran Brokerage, since both adult sons were professional securities analysts with major investment banks and held college degrees from prestigious universities. Third, during his twenty-four years as a full time investment professional, Mr. Moran has not otherwise been the subject of any SEC, NASD or other regulatory or judicial matters.

     To the best of the Company's knowledge, other than the events specified above, there have been no events under any state or federal bankruptcy laws, no criminal proceedings, no judgments, orders, decrees or injunctions entered against any officer or director, and no violations of federal or state securities or commodities laws material to the ability and integrity of any director or executive officer during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the knowledge of the Company, each of the Company's directors, executive officers and 10% beneficial owners has complied with the requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

Report of the Board of Directors on Compensation

     The Company's executive compensation strategy is administered by the Board of Directors of the Company. The Board has oversight responsibility for the implementation of executive compensation for the Company. The primary functions of the Board include:

(i) reviewing, approving and determining, in its discretion, the annual salary, bonus and other benefits, direct and indirect, of the chief executive officer, directors, all executive officers and other employees; (ii) reviewing stock option issuances; and (iii) establishing and periodically reviewing the Company's policies in the area of management perquisites.

     Goals: In determining the amount and composition of executive compensation, the Board will be guided by the following goals:

     1. Attract, motivate and retain the executives necessary to the Company's success by providing compensation comparable to that offered by companies with which the Company competes for such employees;

     2. Afford the executives an opportunity to acquire or increase their proprietary interest in the Company through the grant of options that align the interests of the executives more closely with those of the overall goals of the Company; and

     3. Ensuring that a portion of the executives' compensation is variable and is tied to short-term goals (annual performance) and long-term measures (stock-based incentives awards) of the Company's performance.

     The Board may consider several factors in establishing the components of the executives' compensation package, including: (i) a base salary which reflects individual performance and is designed primarily to be competitive with salary levels of companies with which the Company competes; (ii) annual discretionary bonuses, if any, tied to the Company's achievement of performance goals; and (iii) long-term incentives in the form of stock options or other Company securities which the Board believes strengthen the mutuality of interest between the executive and the Company's stockholders. The Board may, in its discretion, apply entirely different factors, particularly different measures of financial performance, in recommending and/or setting executive compensation for future fiscal years, but all compensation decisions will be designed to further the general goals as indicated above.

     Base Salary: As a general matter, the Company intends to establish base salaries for each of its executives based upon their individual performance and contribution to the organization, as measured against executives of comparable position in similar industries and companies. Certain of the Company's executives, including Mr. Moran, the Chief Executive Officer, are employed under employment agreements that were established in connection with the Sky King Acquisition. Accordingly, these arrangements were negotiated in the context of an acquisition transaction and are generally based upon the executive's level of compensation prior to the acquisition as well as other factors.

     Annual Incentive Compensation: The Company anticipates awarding bonuses on a discretionary basis based upon what the Board views as extraordinary contributions to the organization when measured against the Company's achievement of certain performance goals.

     Stock Options: The Company does not have a stock option plan. The Board intends to periodically consider the grant of stock options to certain of its executives. The grants would be designed to align the interests of each executive with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant is intended to permit the executive to acquire shares of the Company's Common Stock at a fixed price per share (typically, the market price on the grant date) over a specified period of time, thus providing a return to the executive only if the market price of the shares appreciates over the option term. The size of the option grant to each executive is intended to take into account the individual's potential for future responsibility over the option term, the individual's personal performance in recent periods and the individual's current holdings of the Company's stock and options. Additional information regarding stock options granted in Fiscal 1998 is included in the "Option/SAR Grants in Last Fiscal Year" table below.

     Compensation of the Chief Executive Officer: Frederick A. Moran is the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Moran's compensation is determined pursuant to the terms of his employment agreement, which was negotiated and entered into by the Company in connection with the Sky King Acquisition and is intended to align his interests with those of the stockholders and to compensate him for guiding the Company to achieve its goals and objectives. Additional information regarding Mr. Moran's employment contract is contained in the "Employment Arrangements" section below.

     Employee Compensation Strategy: The Board believes the Company's employee compensation strategy will enable the Company to attract, motivate and retain employees by providing competitive total compensation opportunity based on performance. Base salaries that reflect each individual's level of responsibility and annual variable performance-based incentive awards are intended to be important elements of the Company's compensation policy. The Board believes that the grant of options not only aligns the interests of the executive with stockholders, but creates a competitive advantage for the Company as well. The Board believes the Company's executive compensation policies strike an appropriate balance between short and long-term performance objectives.

Board of Directors

Frederick A. Moran
Dr. James C. Roberts
Dr. Hussein Elkholy

     The following table sets forth the compensation of the Company's principal executive officers for the fiscal year ended June 30, 1998. Further, the Company was not a party to any plans or arrangements providing cash or noncash forms of compensation to its principal executive officers, other than as listed below.

                          SUMMARY COMPENSATION TABLE(1)


=============================================================================================================================
                                                                               Long Term Compensation
                                                                         -----------------------------------
                                       Annual Compensation                    Awards              Payouts
-----------------------------------------------------------------------------------------------------------------------------
     Name                                                    Other       Restricted   Securities
     and                                                    Annual         Stock      Underlying      LTIP       All Other
   Principal                                                Compen-       Award(s)     Options/      Payouts       Compen-
   Position              Year(s)    Salary($)    Bonus($)   sation($)       ($)         SARs(#)        ($)        sation($)
-----------------------------------------------------------------------------------------------------------------------------
Frederick A. Moran(2)    1998     $40,625.05(3)     -         -            -              -             -            -
Chief Executive          1997           -           -         -            -              -             -            -
Officer, Chief           1996           -           -         -            -              -             -            -
Financial
Officer, Chairman
and Director
of the Company
-----------------------------------------------------------------------------------------------------------------------------
Dr. James C. Roberts(4)  1998     $41,666.72(3)     -         -            -              -             -        $ 12,550(5)
Deputy Chairman,         1997           -           -         -            -              -             -             -
Chief Operating          1996           -           -         -            -              -             -             -
Officer and
Director of the Company
-----------------------------------------------------------------------------------------------------------------------------
Charles W. Mulloy(6)     1998     $33,333.36(3)     -         -            -           60,000(7)        -             -
Vice President,          1997           -           -         -            -              -             -             -
Corporate                1996           -           -         -            -              -             -             -
Development,
of the Company
-----------------------------------------------------------------------------------------------------------------------------
Graham F. Lacey(8)       1998     $42,367.37(3)     -         -        $760,937.50(9)  45,000(10)       -             -
Former Chief             1997     $35,257           -         -            -              -             -        $352,860(11)
Executive                1996     $45,000           -         -        $117,500(12)       -             -             -
Officer,
President, and
Director of the Company
=============================================================================================================================

----------

 (1)  Based upon the fiscal years ending June 30, 1998, 1997 and 1996.

 (2) Mr. Moran became Chief Executive Officer, Chief Financial Officer, Chairman, and Director of the Company in March 1998 in connection with the Sky King Acquisition. Mr. Moran was neither an officer nor a director of the Company prior to the Sky King Acquisition.

 (3)  Reflects compensation for partial year employment.

 (4) Dr. Roberts became Deputy Chairman, Chief Operating Officer, and Director of the Company in March 1998 in connection with the Sky King Acquisition. Dr. Roberts was neither an officer nor a director of the Company prior to the Sky King Acquisition.

 (5) Represents house rental payments paid by the Company for Dr. Roberts. The Company does not anticipate making any further rental payments on behalf of Dr. Roberts.

 (6) Mr. Mulloy became Vice President Corporate Development of the Company on February 1, 1998. Mr. Mulloy was not an officer of the Company prior to February, 1998.

 (7) The Company granted Mr. Mulloy options to purchase 10,000 shares of Company Common Stock on February 1, 1998. The Company granted Mr. Mulloy options to purchase 50,000 shares of Company Common Stock on September 2, 1998. Additional information regarding these stock option grants is contained in the "Option/SAR Grants in Last Fiscal Year" table below.

 (8) Mr. Lacey resigned as Chief Executive Officer, President and Director of the Company in connection with the Sky King Acquisition.

 (9) On March 2, 1998, the Company issued 25,000 shares of Company Common Stock to Mr. Lacey as compensation for his services rendered to the Company as a Director. Said shares were valued at $135,937.50 based upon a closing price of the Company Common Stock on March 2, 1998 of $5.4375 per share. On July 1, 1997, the Company issued 28,000 shares of Company Common Stock to Mr. Lacey as compensation for his services rendered to the Company as a Director. Said shares were valued at $131,250 based upon a closing price of the Company Common Stock on July 1, 1997 of $4.6875 per share. On July 31, 1997, the Company issued 100,000 shares of Company Common Stock to Mr. Lacey as compensation for his services rendered to the Company as a Director. Said shares were valued at $493,750 based upon a closing price of the Company Common Stock on July 31, 1997 of $4.9375 per share.

(10) The Company granted Mr. Lacey warrants to purchase 45,000 shares of Company Common Stock on March 7, 1998. Additional information regarding this warrant grant is contained in the "Option/SAR Grants in Last Fiscal Year" table below.

(11) Includes $60,000 applied towards the exercise of warrants during the year, $17,680 of waived accrued interest on a $340,000 note, and $275,000 which represents the difference between market value ($5.75) and exercise price ($3.00) on 100,000 options granted to Mr. Lacey, which were subsequently exercised.

(12) The Company issued 20,000 shares of Company Common Stock to Mr. Lacey on June 28, 1996 valued at $117,500, as set forth in the Company's Form 20-F filed with the SEC for the Company's fiscal year ended June 30, 1997.


---------------------------------------------------------------------------------------------------------------------------
                                           Option/SAR Grants in Last Fiscal Year
---------------------------------------------------------------------------------------------------------------------------
                            Individual Grants
---------------------------------------------------------------------------------------------------------------------------
                                                                                                              Potential
                                                                                    Potential Realizable   Realizable Value at
                                                                                     Value at Assumed       Assumed Annual
                        Number of       % of Total                                    Annual Rates of       Rates of Stock
                       Securities      Options/SARs                                     Stock Price             Price
                       Underlying       Granted to    Exercise or                    Appreciation for      Appreciation for
                      Options/SARs     Employees in    Base Price     Expiration        Option Term          Option Term
       Name            Granted (#)     Fiscal Year     ($/Share)         Date               5%                   10%
---------------------------------------------------------------------------------------------------------------------------
Charles W. Mulloy       10,000(1)         4.3%(2)        $5.00         02/01/08         31,444.50             79,687
---------------------------------------------------------------------------------------------------------------------------
Charles W. Mulloy       50,000(1)         1.6%(2)        $5.75         09/02/08        180,805.87            458,200.25
---------------------------------------------------------------------------------------------------------------------------
Graham F. Lacey         45,000(3)        19.4%(2)        $5.00         08/30/98(4)      23,062.50(5)          47,250(5)
---------------------------------------------------------------------------------------------------------------------------

(1) The options vest in equal installments over five years commencing on the first anniversary of the date of grant. The options are exercisable upon vesting.

(2) Based upon an aggregate of 231,500 options (186,500) and warrants (45,000) granted to employees during Fiscal 1998.

(3)  The warrants are exercisable upon issuance.

(4) The Company extended the expiration date of the warrants from August 30, 1998 to the date that is 30 days following the effective date of a registration statement registering the resale of the shares issuable upon the exercise of the warrants.

(5) Assumes the warrants will expire within two years of grant. However, there can be assurance that a registration statement registering the resale of the shares issuable upon the exercise of the warrants will become effective within said two years.



------------------------------------------------------------------------------------------------------------------
            Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities           Value of Unexercised
                                                              Underlying Unexercised              In-the-Money
                                                                   Options/SARs                   Options/SARs
                                                                   at FY-End(#)                   at FY-End($)
                         Shares Acquired        Value              Exercisable/                   Exercisable/
         Name             on  Exercise(#)     Realized($)          Unexercisable                Unexercisable(1)
------------------------------------------------------------------------------------------------------------------
Charles W. Mulloy               0                 0                0(E)/10,000(U)                0(E)/$31,250(U)
------------------------------------------------------------------------------------------------------------------
Charles W. Mulloy               0                 0                0(E)/50,000(U)                0(E)/$118,750(U)
------------------------------------------------------------------------------------------------------------------
Graham F. Lacey                 0                 0                45,000(E)/0(U)                $140,625(E)/0(U)
------------------------------------------------------------------------------------------------------------------

(1) Based upon the closing price for Company Common Stock as reported on the NASDAQ OTC Bulletin Board for June 30, 1998 of $8.125 per share. Effective July 7, 1998, the Company Common Stock commenced trading on the American Stock Exchange, Inc.

Director's Compensation

     As compensation for their service to the Company, outside Directors are granted options to purchase the Company's Common Stock. Other than the stock options granted to outside Directors, Directors do not receive a salary, payment or reimbursement of any kind for their service to the Company. By way of illustration, Directors are not reimbursed for out-of-pocket expenses incurred in the performance of Company duties, nor are they compensated for attending meetings of the Company's Board of Directors, whether by telephone or in person.

     On July 8, 1998, in connection with his service as Director, the Company issued to Dr. Hussein Elkholy stock options to purchase 25,000 shares of Company Common Stock at an exercise price of $7.625 per share. The options vest in equal installments over five years commencing on the first anniversary of the date of grant and are contingent upon continued service as a member of the Company's Board of Directors.

     On March 2, 1998, the Company issued 25,000 shares of Company Common Stock to Mr. Graham F. Lacey as compensation for his services rendered to the Company as a Director. Said shares were valued at $135,937.50 based upon a closing price of the Company Common Stock on March 2, 1998 of $5.4375 per share.

     On July 31, 1997, the Company issued 100,000 shares of Company Common Stock to Mr. Lacey as compensation for his services rendered to the Company as a Director. Said shares were valued at $493,750, based upon a closing price of the Company Common Stock on July 31, 1997 of $4.9375 per share. Mr. Lacey received these shares prior to the change in management accompanying the Sky King Acquisition and the adoption of the current management's director's compensation policy.

     On July 1, 1997, the Company issued 28,000 shares of Company Common Stock to Mr. Lacey as compensation for his services rendered to the Company as a Director. Said shares were valued at $131,250 based upon a closing price of the Company Common Stock on July 1, 1997 of $4.6875 per share. Mr. Lacey received these shares prior to the change in management accompanying the Sky King Acquisition and the adoption of the current management's director's compensation policy.

Employment Arrangements

     The Company has employment agreements with Messrs. Moran and Mulloy and Dr. Roberts. Mr. Moran's annual salary is $125,000. Mr. Mulloy's annual salary is $100,000. Dr. Roberts' annual salary is $125,000. Mr. Moran and Dr. Roberts are employed for an initial term of five years, commencing March, 1998, with successive year-to-year renewals in the event that neither they nor the Company elect to terminate the agreement after the initial term. Mr. Mulloy is employed for an initial term of two years commencing February 1, 1998 with successive year-to-year renewals in the event that neither he nor the Company elects to terminate the agreement after the initial term. The employment agreements of Messrs. Moran and Mulloy and Dr. Roberts contain non-competition and non-solicitation provisions which survive their actual employment for a term of one year. Mr. Mulloy has been granted options to purchase an aggregate of 60,000 shares of Company Common Stock in connection with his employment agreement. See "SUMMARY COMPENSATION TABLE and Option/SAR Grants in Last Fiscal Year Table."

Stock Option Plan

     The Company does not currently have a stock option plan. However, VDC Communications has recently adopted a Stock Option Plan. In the event the Domestication Merger is consumated, officers, directors and employees of the Company will be eligible to participate in said Stock Option Plan.

Compensation Interlocks and Insider Participation in Compensation Decisions

     Mr. Frederick A. Moran and Dr. James C. Roberts have served as executive officers and directors since March 1998. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY." As directors they participate in the Board of Director's administration of the Company's executive compensation policies. In March 1998, the employment agreements between the Company and Mr. Moran and Dr. Roberts were negotiated and entered into in connection with the Sky King Acquisition. Moreover, during Fiscal 1998, Mr. Moran and Dr. Roberts were involved in certain related party transactions. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Graham F. Lacey served as Chairman and Director of the Company until his resignation in March 1998 in connection with the Sky King Acquisition. See "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY."

Comparison of 5 Year Cumulative Total Returns

     The following Performance Graph sets forth the Company's total stockholder return(1) as compared to: (i) the University of Chicago Graduate School of Business CRSP Total Return Index for the NASDAQ Stock Market (U.S. & Foreign) ("CRSP Index")(2), and (ii) a Peer Group selected on the Basis of a 3-Digit SIC Group (SIC 4810-4819 U.S. & Foreign). The table assumes that $100 was invested on June 30, 1993 in the Company's Common Stock, the CRSP Index and the peer group index, and that all dividends were reinvested. In addition, the graph weighs the peer group on the basis of its respective market capitalization, measured at the beginning of each relevant time period.

----------
(1) The Company has been involved in the telecommunications industry since only March 6, 1998. Prior to March 6, 1998 the Company was involved in other unrelated industries. See "ITEM 1. DESCRIPTION OF BUSINESS." The Peer Group reflects the Company's current SIC Group and does not reflect the Company's SIC Groups for periods prior to the Sky King Acquisition. Consequently, a comparision of the Peer Groups performance to the performance of the Company during the period March 6, 1998 to June 30, 1998 may be meaningful, however, a comparison of the Peer Groups performance to that of the Company for periods prior to the Sky King Acquisition is unlikely to be meaningful. Accordingly, the comparisions presented may not be indicative of the Company's performance.

(2) The Performance Graph contains a NASDAQ index because the Company's Common Stock traded on NASDAQ through June 30, 1998. The Company's Common Stock has traded on the American Stock Exchange since July 7, 1998.


               Company      Market     Market     Peer       Peer
   Date         Index       Index      Count      Index      Count
----------     -------     -------     ------    -------     -----
06/30/1993     100.000     100.000      4347     100.000       70
07/30/1993      77.778     100.175      4380     102.084       71
08/31/1993      88.889     105.387      4422     107.187       74
09/30/1993     111.111     108.343      4463     105.061       75
10/29/1993     133.333     110.845      4512     106.614       75
11/30/1993     127.778     107.349      4596     100.540       75
12/31/1993     144.444     110.509      4675     101.382       76
01/31/1994     111.111     114.032      4703     106.474       77
02/28/1994      77.778     112.796      4745      99.893       79
03/31/1994     111.111     105.886      4801      95.517       80
04/29/1994     111.111     104.503      4828      96.915       82
05/31/1994      66.667     104.628      4870      99.317       84
06/30/1994      66.667     100.507      4889      98.287       92
07/29/1994      55.556     102.889      4909     100.872       92
08/31/1994      38.889     109.145      4926     102.249       90
09/30/1994     105.556     108.993      4932     101.377       92
10/31/1994      77.778     110.890      4953     101.703       93
11/30/1994      55.556     107.003      4970      94.269       96
12/30/1994      50.000     107.190      4979      93.037       96
01/31/1995      41.667     107.568      4974      94.994       96
02/28/1995      38.889     113.068      4976      95.167       96
03/31/1995      50.000     116.610      4969      96.208      100
04/28/1995      50.000     120.401      4984      98.460      100
05/31/1995      44.444     123.360      4986      97.916      101
06/30/1995      47.222     133.299      5009     101.587      102
07/31/1995      53.611     142.826      5031     105.913      103
08/31/1995      51.667     145.616      5055     110.890      100
09/29/1995      57.778     149.176      5054     120.663       98
10/31/1995      44.444     148.016      5099     118.990       99
11/30/1995      44.444     151.478      5134     122.749       99
12/29/1995      50.000     150.551      5182     127.074       98
01/31/1996      52.222     151.570      5175     129.120       98
02/29/1996      52.222     157.525      5207     125.021      103
03/29/1996      52.222     157.858      5252     122.913      103
04/30/1996      63.889     170.760      5298     126.645      104
05/31/1996      75.556     178.541      5354     127.320      107
06/28/1996      80.000     170.093      5420     126.985      111
07/31/1996      77.778     154.729      5458     116.160      113
08/30/1996      73.333     163.594      5489     115.928      113
09/30/1996      65.556     175.864      5496     119.412      115
10/31/1996      67.778     173.991      5544     118.490      118
11/29/1996      55.556     184.576      5595     127.015      122
12/31/1996      46.667     184.314      5599     129.954      122
01/31/1997      52.222     197.559      5588     133.590      122
02/28/1997      52.222     186.988      5603     136.139      126
03/31/1997      45.556     174.898      5611     125.764      126
04/30/1997      33.333     180.125      5594     130.387      122
05/30/1997      30.000     200.468      5589     142.299      122
06/30/1997      37.778     206.689      5573     149.243      123
07/31/1997      43.889     228.252      5571     156.198      124
08/29/1997      44.444     227.673      5562     148.526      125
09/30/1997      40.556     241.921      5549     164.887      127
10/31/1997      50.000     228.868      5563     169.967      133
11/28/1997      45.556     229.341      5588     183.479      135
12/31/1997      45.556     225.422      5543     190.091      133
01/30/1998      45.556     232.225      5515     202.756      132
02/27/1998      45.556     254.344      5498     211.683      135
03/31/1998      90.554     264.056      5459     237.151      135
04/30/1998     110.336     268.643      5439     235.753      137
05/29/1998      98.174     254.336      5431     227.064      142
06/30/1998     112.970     270.628      5409     241.492      145

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company Common Stock as of September 16, 1998 with respect to:
(i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Company Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person set forth below has sole voting and investment power on the shares reported.

                                           Amount and Nature of        Percent
Name and Address of Beneficial Owner      Beneficial Ownership(1)     of Class
------------------------------------      -----------------------     --------

Frederick A. Moran                             2,849,150(2)             14.0%
75 Holly Hill Lane
Greenwich, CT 06830

Roberts Family Trust                           2,750,000                13.5%
Dr. James C. Roberts, Trustee
75 Holly Hill Lane
Greenwich, CT 06830

Dr. Hussein Elkholy                                    0(3)               -
781 Oneida Trail
Franklin Lakes, NJ 07417

Charles W. Mulloy                                      0(4)               -
75 Holly Hill Lane
Greenwich, CT 06830

Clayton F. Moran                               1,422,850(5)              7.0%
75 Holly Hill Lane
Greenwich, CT 06830

Frederick W. Moran                             1,522,850(6)              7.5%
230 Park Avenue
13th Floor
New York, NY 10169

PortaCom Wireless, Inc.                        5,300,000(7)             26.1%
10061 Talbert Avenue
Suite 200
Fountain Valley, CA 92708

All officers and directors of                  7,022,000                34.6%
VDC as a group (5 persons)

----------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days of September 16, 1998 through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 20,298,362 shares of common stock, par value $.0001 per share of VDC Communications ("VDC Communications Common Stock") outstanding after the consummation of the Domestication Merger (including the 11,810,862 shares presently outstanding, 3,987,500 shares issuable upon conversion of the Series A Convertible Preferred Stock of VDC Communications, par value $.0001 per share ("Series A Stock") and 4,500,000 shares issuable upon conversion of the Series B Stock).

(2) Includes 219,184 shares owned directly by Mr. Moran as well as 2,629,966 shares owned, directly or indirectly, by Mr. Moran's minor children, whose ownership is attributed to Mr. Moran. The 2,849,150 cited in the table above includes 45,468.5 shares of Series A Stock and 37,201.5 shares of Series B Stock owned in the name of Frederick A. Moran and Joan B. Moran, husband and wife. Also includes 717,557.5 shares of Series A Stock and 587,092.5 shares of Series B Stock owned by of Kent F. Moran and 717,557.5 Shares of Series A Stock and 587,092.5 shares of Series B Stock owned by Luke F. Moran, both of whom are minor children of Frederick A. Moran. Does not include 51,250 shares beneficially owned by Mr. Moran's mother. Also, does not include 1,522,850 shares beneficially owned by Frederick W. Moran and 1,422,850 shares beneficially owned by Clayton F. Moran, both of whom are Mr. Moran's adult children.

(3) Does not include options to purchase 25,000 shares of Company Common Stock which may vest on and after July, 1999.

(4) Does not include options to purchase 60,000 shares of Company Common Stock which may vest on and after January 31, 1999.

(5) An adult son of Frederick A. Moran and employed as Vice-President Finance of the Company. Includes 782,567.5 shares of Series A Stock and 640,282.5 shares of Series B Stock. Does not include options to purchase 10,000 shares of Company Common Stock which may vest on and after June 1, 1999.

(6) An adult son of Frederick A. Moran. Includes 782,567.5 shares of Series A Stock and 640,282.5 shares of Series B Stock.

(7) All of these shares were issued in connection with the acquisition of certain securities from PortaCom Wireless, Inc. ("PortaCom") and in conjunction with a Plan of Reorganization submitted by PortaCom in its pending Chapter 11 bankruptcy proceedings. Certain of these shares may be returned to the Company for surrender and cancellation based upon settlements between PortaCom and its creditors in its bankruptcy proceedings. These shares are subject to certain limitations upon resale and redistribution requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Private Placement

     Through Securities Purchase Agreements dated May 27, 1998, the Company issued 583,430 shares of Company Common Stock in a non-public offering pursuant to Section 4(2) and Regulation D of the Act, including 308,430 shares of Company Common Stock to certain affiliates and family members of Frederick A. Moran as follows:

Shareholder                              Number of Shares      Price Per Share
-----------                              ----------------      ---------------

Moran Equity Fund, Inc.(1)                    27,000                $6.00
Luke Moran(2)                                 10,000                $6.00
Kent Moran(3)                                 10,000                $6.00
Frederick A. Moran, IRA(4)                    85,667                $6.00
Anne Moran, IRA(5)                            11,667                $6.00
Anne Moran, Trust                                250                $6.00
Frederick A. Moran, Trust                        180                $6.00
Kent Moran, IRA                                  333                $6.00
Luke Moran, IRA                                  333                $6.00
Frederick A. Moran &
Joan B. Moran(6)                              23,667                $6.00
Frederick W. Moran                           100,000                $6.00
Anne Moran                                    39,333                $6.00

             Total                           308,430
----------

(1) The Moran Equity Fund, Inc. (the "Fund") is a mutual fund with two shareholders: Frederick A. Moran and Kent Moran, a minor child of Frederick
     A. Moran. Frederick A. Moran owns an interest exceeding 99% in the Fund. Kent Moran owns an interest of less than 1% in the Fund.

(2)  Luke Moran is a minor child of Frederick A. Moran.

(3)  Kent Moran is a minor child of Frederick A. Moran.

(4) Frederick A. Moran is the Chairman, Chief Executive Officer, Chief Financial Officer and Director of the Company.

(5)  Anne Moran is Frederick A. Moran's mother.

(6)  Joan B. Moran is Frederick A. Moran's wife.

Domestication Merger

     On September 9, 1998, VDC Communications filed a Registration Statement with the Securities and Exchange Commission on Form S-4. The S-4 was filed to register securities to be issued in connection with the merger of the Company with and into VDC Communications. Prior to filing the S-4, and as documented in the S-4, the Board of Directors of both the Company and VDC Communications approved the Domestication Merger and decided to recommend the Domestication Merger to their respective members and shareholders. In considering this recommendation, it should be noted that certain members of the management and Boards of Directors of the Company and VDC Communications, among others, have interests in the Domestication Merger that are in addition to the interests of the members and stockholders. Upon the consummation of the Domestication Merger, all of the outstanding shares of Company Common Stock, as well as shares of Series A Stock and Series B Stock, will automatically convert, on a share-for-share basis, into shares of VDC Communications Common Stock. Upon the consummation of the Domestication Merger, Mr. Frederick A. Moran, Chairman, Chief Executive Officer, Chief Financial Officer and a Director of the Company and President, Chief Financial Officer and a Director of VDC Communications, together with his spouse and minor children, will receive 2,849,150 shares of VDC Communications Common Stock; a trust for the benefit of Dr. James C. Roberts, Deputy Chairman and Chief Operating Officer and a Director of the Company and Chief Operating Officer and a Director of VDC Communications, and his family will receive 2,750,000 shares of VDC Communications Common Stock; and Clayton F. Moran, Vice President of Finance of the Company, will receive 1,422,850 shares of VDC Communications Common Stock. Even absent the consummation of the Domestication Merger, however, the terms of the Series A and Series B Stock nevertheless permit conversion into shares of Company Common Stock on a share-for-share basis commencing March 6, 1999.

Earn Out of Preferred Stock

     On August 31, 1998, the Board of Directors of the Company determined that the performance criteria set forth in the Escrow Agreement, dated as of March 6, 1998, entered into by and among the Company, VDC Communications and Sky King Connecticut (the "Sky King Connecticut Escrow Agreement") had been satisfied such that the 3,900,000 shares of Series B Stock remaining in escrow had been earned out. The Board of Directors had previously determined in May, 1998 that 600,000 shares of Series B Stock had been earned out based on the performance criteria set forth in the Sky King Connecticut Escrow Agreement.

Conversion of Preferred Stock

     In June, 1998, with the approval of the respective Boards of Directors of the Company and VDC Communications, 1,512,500 shares of Series B Stock owned by The Roberts Family Trust were converted into 1,512,500 shares of Company Common Stock. The beneficiaries of The Roberts Family Trust are Dr. James C. Roberts, the Chief Operating Officer and a Director of the Company, and his spouse and children.

Securities Issued to Director and Former Directors

     On July 8, 1998, in connection with his service as Director, the Company issued to Dr. Hussein Elkholy stock options to purchase 25,000 shares of Company Common Stock, who, at that time was a member of the Company's Board of Directors.

     On March 7, 1998, the Company issued warrants to purchase 45,000 shares of Company Common Stock to Mr. Graham Ferguson Lacey, who, at that time, served as the Company's Chairman and was a member of the Company's Board of Directors.

     On March 2, 1998, the Company issued 25,000 shares of Company Common Stock to Mr. Lacey, who, at that time, served as the Company's Chairman and was a member of the Company's Board of Directors.

     On March 2, 1998, the Company issued warrants to purchase 10,000 shares of Company Common Stock to Mr. Robert Alexander, who, at that time, served as the Company's Deputy Chairman and was a member of the Company's Board of Directors.

     On July 31, 1997, the Company issued 100,000 shares of Company Common Stock to Mr. Lacey, who, at that time, served as the Company's Chairman and was a member of the Company's Board of Directors.

     On July 1, 1997, the Company issued 28,000 shares of Company Common Stock to Mr. Lacey, who, at that time, served as the Company's Chairman and was a member of the Company's Board of Directors.

Options Issued to Officer

     On September 2, 1998, the Company issued options to purchase 50,000 shares of Company Common Stock to Mr. Charles W. Mulloy, who, at that time, served as the Company's Vice President, Corporate Development.

     On February 1, 1998, the Company issued options to purchase 10,000 shares of Company Common Stock to Mr. Charles W. Mulloy, who, at that time, served as the Company's Vice President, Corporate Development.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   Financial Statements filed as part of this Report:

     Auditors' Report of BDO Seidman LLP, Independent Auditors, on Company's Consolidated Financial Statements for the fiscal years ending June 30, 1998 and 1997 and the period January 3, 1996 (inception) to June 30, 1996.

     Consolidated Balance Sheets of the Company as at June 30, 1998 and 1997

     Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 1998 and 1997 and the period January 3, 1996 (inception) to June 30, 1996.

     Consolidated Statements of Cash Flows of the Company for the fiscal years ended June 30, 1998 and 1997 and the period January 3, 1996 (inception) to June 30, 1996.

     Consolidated Statements of Stockholders' Equity of the Company for the fiscal years ended June 30, 1998 and 1997 and the period January 3, 1996 (inception) to June 30, 1996.

     Notes to Consolidated Financial Statements of the Company

B.   The following Exhibits are filed as part of this Report:


Exhibit No.    Description                                                                    Method of Filing
-----------    -----------                                                                    ----------------
    2.1        Amended and Restated Agreement and Plan of Merger, dated as of December 10,
               1997, by and among VDC Corporation Ltd., VDC Communications, Inc. (formerly
               known as VDC (Delaware), Inc.) and Sky King Communications, Inc.                      (1)

    2.2        Amendment to Amended and Restated Agreement and Plan of Merger, dated as of
               March 6, 1998, by and among VDC Corporation Ltd., VDC Communications, Inc.
               (formerly known as VDC (Delaware), Inc.) and Sky King Communications, Inc.            (1)

    2.3        Certificate of Merger of Sky King Communications, Inc. into VDC
               Communications, Inc. (formerly known as VDC (Delaware), Inc.)                         (1)

    3.1        Memorandum of Association, as amended                                                 (2)

    3.2        Bye-laws, as amended                                                                  (2)

    4.1        Certificate of Designation, Preferences and Rights of Series A Convertible
               Preferred Stock.                                                                      (1)

    4.2        Certificate of Designation, Preferences and Rights of Series B Convertible
               Preferred Stock.                                                                      (1)

    4.3        Specimen of Common Stock Certificate                                                  (2)

    4.4        Specimen of Series A Convertible Preferred Stock Certificate                          (1)

    4.5        Specimen of Series B Convertible Preferred Stock Certificate                          (1)

   10.1        Purchase Agreement, dated as of July 31, 1998, by and among VDC Corporation
               Ltd., Masatepe Communications U.S.A., L.L.C, Activated Communications Limited
               Partnership and Marc Graubart                                                         (2)

   10.2        Bridge Loan Agreement, dated as of August 1, 1998, by and among Masatepe
               Communications U.S.A., L.L.C. and VDC Corporation Ltd.                                (2)

   10.3        Bridge Note, dated as of August 1, 1998, made by Masatepe Communications
               U.S.A., L.L.C. in favor of VDC Corporation Ltd.                                       (2)

   10.4        Guaranty, dated as of August 1, 1998, by Activated Communications Limited
               Partnership to VDC Corporation Ltd.                                                   (2)

   10.5        Amended and Restated Asset Purchase Agreement between VDC Corporation Ltd. and
               PortaCom Wireless, Inc., dated as of March 23, 1998, as amended by two
               Bankruptcy Court Stipulations and Orders in Lieu of Objection, dated as of
               April 3, 1998 and April 23, 1998, respectively                                        (4)

   10.6        Escrow Agreement by and among VDC Corporation Ltd., PortaCom Wireless, Inc., the Official Committee of Unsecured Creditors of PortaCom Wireless, Inc. and
               Klehr, Harrison, Harvey, Branzburg & Ellers, LLP, dated as of April __, 1998          (4)

   10.7        Memorandum of Understanding, dated June 8, 1998, by and among VDC Corporation
               Ltd., PortaCom Wireless, Inc. and the Official Committee of Unsecured
               Creditors of PortaCom Wireless, Inc.                                                  (5)

   10.8        Closing Escrow Agreement, dated June 8, 1998, by and among VDC Corporation
               Ltd., PortaCom Wireless, Inc., Metromedia China Corporation, the Official
               Committee of Unsecured Creditors of PortaCom Wireless, Inc. and Klehr,
               Harrison, Harvey, Branzburg & Ellers LLP                                              (5)

   10.9        Promissory Note, dated June 9, 1998, made by VDC Corporation Ltd. in favor of
               PortaCom Wireless, Inc.                                                               (5)

   10.10       Assignment, dated June 8, 1998, by PortaCom Wireless, Inc.                            (5)

   10.11       Loan Agreement, dated November 10, 1997, between VDC Corporation Ltd. and
               PortaCom Wireless, Inc.                                                               (5)

   10.12       Pledge Agreement, dated November 10, 1997, between VDC Corporation Ltd. and
               PortaCom Wireless, Inc.                                                               (5)

   10.13       Security Agreement, dated November 10, 1997, between VDC Corporation Ltd. and
               PortaCom Wireless, Inc                                                                (5)

   10.14       Debtor-in-Possession Loan, Pledge and Security Agreement, dated March 23, 1998
               between VDC Corporation Ltd and PortaCom Wireless, Inc.                               (5)

   10.15       Waiver, dated June 8, 1998, by VDC Corporation Ltd.                                   (5)

   10.16       Asset Purchase Agreement between VDC Corporation Ltd. and Rozel International
               Holdings Limited, dated December 18, 1997, including Exhibits thereto                 (1)

   10.17       Asset Purchase Agreement between VDC Corporation Ltd. and Tasmin Limited,
               dated February 10, 1998, including Exhibits thereto                                   (1)

   10.18       Promissory Note from HPC Corporate Services Limited, dated March 2, 1998              (1)

   10.19       Employment Agreement of Frederick A. Moran, as amended                                (1)

   10.20       Employment Agreement of Dr. James C. Roberts                                          (1)

   10.21       Employment Agreement of Charles W. Mulloy                                             (2)

   10.22       Option to Purchase 10,000 Shares Granted to Charles W. Mulloy                         (2)

   10.23       Option to Purchase 50,000 Shares Granted to Charles W. Mulloy                         (2)

   10.24       Registration Rights Agreements between VDC Corporation Ltd. and Charles W.
               Mulloy                                                                                (2)

   10.25       Employment Agreement of Clayton F. Moran                                              (2)

   10.26       Option to Purchase 10,000 Shares Granted to Clayton F. Moran                          (2)

   10.27       Registration Rights Agreement between VDC Corporation Ltd. and Clayton F.
               Moran                                                                                 (2)

   10.28       Director Agreement with Dr. Hussein Elkholy

   10.29       Option to Purchase 25,000 Shares Granted to Dr. Hussein Elkholy                       (2)

   10.30       Registration Rights Agreement between VDC Corporation Ltd. and Dr. Hussein
               Elkholy                                                                               (2)

   10.31       Warrant to Purchase 45,000 Shares Granted to Graham Ferguson Lacey                    (2)

   16.1        Letter regarding change in certifying accountant                                      (3)

   21.1        Subsidiaries of Registrant                                                            (2)


   27.1        Financial Data Schedule                                                               (2)

----------
(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K, dated March 6, 1998, and incorporated by reference herein.

(2)  Filed herewith.

(3) Filed as an Exhibit to Current Report on Form 8-K, dated May 21, 1998, as amended by Form 8-K/A, filed with the SEC on June 19, 1998, and incorporated by reference herein.

(4) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1998, and incorporated by reference herein.

(5) Filed as an Exhibit to Registrant's Current Report on Form 8-K, dated June 22, 1998, and incorporated by reference herein.

C.   Reports on Form 8-K

     Report on Form 8-K dated June 22, 1998 reporting acquisition of assets of PortaCom Wireless, Inc.

     Report on Form 8-K dated May 21, 1998, as amended by Form 8-K/A, filed with the SEC on June 19, 1998, reporting changes in registrant's independant public accountants.

                                           VDC Corporation Ltd. and Subsidiaries


                                                   Index to Financial Statements

--------------------------------------------------------------------------------


VDC Corporation Ltd.
(Formerly Sky King Communications, Inc.) Consolidated Financial
Statements:

   Report of Independent Certified Public Accountants                        F-2
   Balance sheets                                                            F-3
   Statements of operations                                                  F-4
   Statements of stockholders' equity                                        F-5
   Statements of cash flows                                                  F-6
   Notes to consolidated financial statements                         F-7 - F-23

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
VDC Corporation Ltd.
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of VDC Corporation Ltd. and subsidiaries (formerly Sky King Communications, Inc.) as of June 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period January 3, 1996 (inception) to June 30, 1996 and each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VDC Corporation Ltd. and subsidiaries at June 30, 1997 and 1998, and the results of their operations and their cash flows for the period January 3, 1996 (inception) to June 30, 1996 and each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


                                                                BDO Seidman, LLP


Valhalla, New York
September 1, 1998

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                                     Consolidated Balance Sheets


==================================================================================================================
                                                                                        June 30,          June 30,
                                                                                            1997             1998
------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                        $      1,430      $  2,212,111
   Marketable securities (Note 3)                                                           --             451,875
   Notes receivable - current (Note 4)                                                      --           2,800,000
------------------------------------------------------------------------------------------------------------------
              Total current assets                                                         1,430         5,463,986
Property, plant and equipment, less accumulated
   depreciation (Note 7)                                                                  13,570           331,316
Notes receivable, less current portion (Note 4)                                             --           1,500,000
Investment in MCC (Note 5)                                                                              37,790,877
Deposits (Note 7)                                                                           --             567,775
Other assets                                                                                --             169,730
------------------------------------------------------------------------------------------------------------------
              Total assets                                                          $     15,000      $ 45,823,684
==================================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                                            $        250      $    156,185
------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                      250           156,185
------------------------------------------------------------------------------------------------------------------
Commitments (Notes 5, 7, 11 and 13)
Stockholders' equity:
   Convertible Preferred Stock Series A (Note 8)                                            --                 399
   Convertible Preferred Stock Series B (Note 8)                                            --                  60
   Common stock (Note 8)                                                                   1,000        22,923,214
   Additional paid-in capital                                                             72,881        28,413,467
   Accumulated deficit                                                                   (59,131)       (4,319,465)
   Stock subscriptions receivable (Note 6)                                                  --          (1,425,951)
   Unrealized gain on marketable securities (Note 3)                                        --              75,775
------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                  14,750        45,667,499
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $     15,000      $ 45,823,684
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                           VDC Corporation Ltd. and Subsidiaries
                                         (Formerly Sky King Communications, Inc)

                                           Consolidated Statements of Operations

================================================================================

                                                   January 3, 1996
                                                 (inception) to June         Year Ended            Year Ended
                                                      30, 1996              June 30, 1997        June 30, 1998
--------------------------------------------------------------------------------------------------------------
Revenue (Note 11)                                  $    4,850              $    43,248            $    99,957
--------------------------------------------------------------------------------------------------------------
Site leasing expense (Note 11)                          1,091                   22,020                 28,460
Selling, general and administrative                    30,461                   53,657              1,167,429
Noncash compensation expense (Note 9)                    --                       --                2,254,000
--------------------------------------------------------------------------------------------------------------
Loss from operations                                  (26,702)                 (32,429)            (3,349,932)
--------------------------------------------------------------------------------------------------------------
Interest income                                          --                       --                  195,122
--------------------------------------------------------------------------------------------------------------
Net loss                                           $  (26,702)             $   (32,429)           $(3,154,810)
==============================================================================================================
Net loss per common share - basic                  $     (.01)             $      (.01)           $      (.72)
==============================================================================================================
Weighted average number of shares outstanding       3,699,838                3,699,838              4,390,423
==============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                 Consolidated Statements of Stockholders' Equity

================================================================================



                                           Convertible                        Convertible
                                         Preferred Stock                    Preferred Stock
                                             Series A                          Series B                     Common Stock
                                        --------------------             --------------------           --------------------
                                        Shares        Amount             Shares         Amount          Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1996                    -         $   -                  -          $   -                -      $       -
Issuance of common stock                    -             -                  -              -             1,000         1,000
Capital contribution                        -             -                  -              -                 -             -
Net loss                                    -             -                  -              -                 -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996                     -             -                  -              -             1,000         1,000
Capital contribution                        -             -                  -              -                 -             -
Net loss                                    -             -                  -              -                 -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                     -             -                  -              -             1,000         1,000
Recapitalization resulting from
   merger (Note 9)                  5,500,000           550                  -              -         3,697,373     7,395,724
Collections on stock
   subscriptions receivable                 -             -                  -              -                 -             -
Release of escrow shares
   (Note 9)                                 -             -            600,000             60                 -             -
Issuance of common stock in
   connection with investment
   in MCC (Note 5)                          -             -                  -              -         4,965,828     9,931,678
Issuance of common stock                    -             -                  -              -         1,130,584     2,261,168
Issuance of stock for notes
   (Note 6)                                 -             -                  -              -           154,322       308,644
Preferred stock conversion to
   common stock                    (1,512,500)         (151)                 -              -         1,512,500     3,025,000
Unrealized gain on marketable
   securities                               -             -                  -              -                 -             -
Net loss                                    -             -                  -              -                 -             -
-----------------------------------------------------------------------------------------------------------------------------
                                    3,987,500         $ 399             600,000           $60        11,461,607   $22,923,214
=============================================================================================================================



                                                                                   Unrealized
                                 Additional                           Stock          gain on
                                  Paid-in        Accumulated       Subscriptions    Marketable
                                  Capital          Deficit           Receivable     Securities       Total
------------------------------------------------------------------------------------------------------------
Balance, January 3, 1996         $       -       $        -         $        -        $    -        $     -
Issuance of common stock                 -                -                  -             -           1,000
Capital contribution                41,951                -                  -             -          41,951
Net loss                                 -          (26,702)                 -             -         (26,702)
------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996             41,951          (26,702)                 -             -          16,249
Capital contribution                30,930                -                  -             -          30,930
Net loss                                 -          (32,429)                 -             -         (32,429)
------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997             72,881          (59,131)                 -             -          14,750
Recapitalization resulting from
   merger (Note 9)                 (72,881)      (1,105,524)          (630,013)            -       5,587,856
Collections on stock
   subscriptions receivable              -                -            287,800             -         287,800
Release of escrow shares
   (Note 9)                      2,253,940                -                  -             -       2,254,000
Issuance of common stock in
   connection with investment
   in MCC (Note 5)              24,686,946                -                  -             -      34,618,624
Issuance of common stock         3,722,336                -                  -             -       5,983,504
Issuance of stock for notes
   (Note 6)                        775,094                -         (1,083,738)            -               -
Preferred stock conversion to
   common stock                 (3,024,849)               -                 -              -               -
Unrealized gain on marketable
   securities                            -                -                 -         75,775          75,775
Net loss                                 -       (3,154,810)                -              -      (3,154,810)
------------------------------------------------------------------------------------------------------------
                               $28,413,467      $(4,319,465)      $(1,425,951)       $75,775     $45,667,499
============================================================================================================




                    See accompanying notes to consolidated financial statements.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                           Consolidated Statements of Cash Flows
                                Increase (Decrease) in Cash and Cash Equivalents



===================================================================================================================================

                                                                           Period Ended
                                                                           June 30, 1996         Year Ended          Year Ended
                                                                         (since inception)     June 30, 1997        June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                               $    (26,702)        $    (32,429)        $ (3,154,810)
   Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation                                                             1,540                3,390                6,205
        Noncash compensation expense                                              --                   --              2,254,000
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                                      (466)                 466              122,770
           Deposits                                                               --                   --                (78,624)
           Accounts payable and accrued expenses                                   250                 --                 (8,931)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash flows used by operating activities                      (25,378)             (28,573)            (859,390)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of investment securities                                              --                   --               (288,600)
   Proceeds from repayment of notes receivable                                    --                   --                700,000
   Cash paid for investment in MCC                                                                                    (2,799,731)
   Deposits on fixed assets                                                       --                   --               (489,151)
   Fixed asset acquisition                                                        --                   --               (323,951)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash flows used by investing activities                         --                   --             (3,201,433)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                        1,000                 --              6,271,504
   Capital contribution                                                         26,551               27,830                 --
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash flows from financing activities                          27,551               27,830            6,271,504
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             2,173                 (743)           2,210,681
Cash and cash equivalents, beginning of period                                    --                  2,173                1,430
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $      2,173                1,430         $  2,212,111
===================================================================================================================================
Supplemental schedule of noncash investing and financing activities:
      Net assets acquired in exchange for capital stock                   $       --           $       --           $  5,587,856
      Investment in MCC in exchange for capital stock                             --                   --             34,618,624
      Investment in MCC in exchange for loan receivable                           --                   --                372,522
      Stock subscription for common stock                                         --                   --              1,083,738
      Fixed assets contributed by stockholders                                  15,400                3,100                 --
===================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements



====================================================================================================================
1. Organization and               VDC Corporation Ltd. (formerly Sky King Communications, Inc.) (the "Company")
   Business Operations            was incorporated in Connecticut on January 3, 1996 to engage in the international telecommunications and wireless communications businesses.

2. Significant Accounting         (a) Basis of Presentation
   Policies

                                      On March 6, 1998, Sky King Communications, Inc. ("Sky King") entered into a merger agreement with VDC Corporation Ltd. ("VDC") and VDC (Delaware), Inc.
                                      ("Sub", a wholly-owned subsidiary of VDC). Under the agreement, all of the outstanding shares of Sky King's common stock were exchanged for Sub preferred stock convertible into up to 10 million newly issued shares of Sub common stock. Sub Preferred Stock Series A that is convertible into 5.5 million shares of Sub common stock was issued at the closing, and Sub
                                      Preferred Stock Series B convertible into the remaining 4.5 million shares of
                                      Sub common stock was placed and held in escrow pending the achievement of certain performance criteria. Simultaneous with the merger, Sub changed its name to Sky King Communications, Inc. ("Sky King Communications, Inc."). This
                                      transaction was accounted for as a reverse acquisition whereby Sky King is the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King prior to the merger on March 6,
                                      1998 and reflect the consolidated results of Sky King and VDC, and VDC's wholly-owned subsidiary subsequent to the merger. In September 1998, Sky King
                                      Communications, Inc. changes its name to VDC Communications, Inc.

                                  (b) Cash and Cash Equivalents

                                      For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 1998, cash equivalents of $2,158,159 was held in money market funds.

                                          VDC Corporation Ltd. and Subsidiaries
                                       (Formerly Sky King Communications, Inc.)

                                     Notes to Consolidated Financial Statements

====================================================================================================================
                                  (c) Investments

                                      Investments in marketable securities are classified as available-for-sale and are reported at fair values in accordance with Statement of Financial
                                      Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
                                      Equity Securities." The fair values are based on quoted market prices, and any unrealized gains or losses are excluded from earnings and reported in stockholders' equity. Realized gains and losses are recorded in the income statement and the cost assigned to securities sold is based on the specific identification method.

                                      The Company's investment in MCC has been recorded under the cost method (see
                                      Note 5)

                                  (d) Property, Plant and Equipment and Depreciation

                                      Property, plant and equipment are stated at cost. Depreciation is computed over the estimated lives of the assets using the straight-line method.

                                  (e) Credit Risk

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

                                  (f) Principles of Consolidation

                                      The financial statements include the consolidated accounts of the company and subsidiaries with significant intercompany accounts and transactions eliminated.

                                  (g) Income Taxes

                                      Deferred income taxes are provided, when applicable, on differences between the financial reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods.


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
                                  (h) Use of Estimates

                                      In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.
                                      The Investment in MCC was valued based on criteria discussed at Note 5.
                                      Actual results could differ from those estimates.

                                  (i) Financial Instruments

                                      The carrying amounts of financial instruments including cash and cash equivalents and accounts payable approximated fair value as of June 30, 1998, because of the relatively short maturity of these financial instruments. The carrying value of long-term notes receivable, including the current portion, approximated fair value as of June 30, 1998, based upon quoted market prices for similar debt issues. The Investment in MCC approximated fair value as of
                                      June 30, 1998 based on valuation criteria discussed at Note 5.

                                  (j) Loss Per Share of Common Stock

                                      During February 1997, the Financial Accounting Standards Board ("FASB")
                                      issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earning
                                      Per Share," which replaces the presentation of primary earnings per share
                                      ("EPS"), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS 128 as of July 1, 1997. The adoption of
                                      SFAS 128 did not effect the Company's financial statement disclosures. Loss per common share-basic is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Diluted loss per share is not presented because the effect of the convertible securities is antidilutive.
                                      Warrants to purchase 938,546 shares of common stock at prices ranging from
                                      $4.00 to $5.00 are not included in the computation of diluted loss per share because they are antidilutive due to the net loss. If the preferred shares were considered to be common shares, loss per share would have been $(0.00),
                                      $(0.00) and $(0.54) for the periods ended June 30, 1996, June 30, 1997 and
                                      June 30, 1998.

                                          VDC Corporation Ltd. and Subsidiaries
                                       (Formerly Sky King Communications, Inc.)

                                     Notes to Consolidated Financial Statements


====================================================================================================================
                                  (k) Long-Lived Assets

                                      The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non- discounted cash flow forecasts.

                                  (l) Revenue and Cost Recognition

                                      Revenues are derived under sub-lease agreements for radio tower and antenna space. Revenues and the associated site-leasing costs are recognized under the terms of the operating lease agreements.

                                  (m) Recent Accounting Standards

                                      Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive
                                      Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures,
                                      SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be recognized under current accounting standards as components of comprehensive income and reported in a financial statement that is displayed with the same prominence as other financial statements. Statement of Financial Accounting
                                      Standards No. 131 "Disclosures about Segments of an Enterprise and Related
                                      Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
                                      Both SFAS Nos. 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statement disclosures. The Company is currently reviewing the effect of SFAS No. 131 but has yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

3. Marketable Securities          Marketable equity securities, which are available for sale are measured at fair value, with net unrealized gains and losses included as a component of stockholders' equity. Gross unrealized holding gains of $75,775 were included as changes in the component of stockholders' equity during the periods ended June
                                  30, 1998 ($0 in 1996 and 1997). The Company uses the specific identification method to determine the cost of securities sold.

4. Notes Receivable               Notes receivable which resulted from the sale of certain VDC Corporation, Ltd.
                                  investments to unrelated parties prior to the March 6, 1998 merger (Note 9) have repayment terms through September, 1999 and bear interest at 8%. The notes are with recourse against the general assets of the debtors and are collateralized by the related investments sold which consisted of its investments in private and publicly- traded companies. As of June 30, 1998, the notes receivable and related collateral consisted of the following:

                                  $3,500,000 due from Rozel International Holdings Limited, collateralized by
                                  3,972,877 shares of netValue, Inc., notes in the aggregate principal amount of
                                  $200,000 due from netValue, 100,000 shares of Informatix, Inc., and $700,000 principal amount note due from Informatix.

                                  $800,000 due from Tasmin Limited, collateralized by 15,836,364 shares of Tamaris
                                  PLC, a note in the principal amount of $167,842 due from Silk Securities, notes receivable in the aggregate principal amount of $161,990 due from MJZ Securities
                                  Ltd., advances amounting to $119,264 due from EPSOM Investment Services and an investment in FIP Holdings, Ltd. in the aggregate amount of $330,000.

                                  Under the agreements, principal payments due under these notes are $450,000 in
                                  June 1998, $1,350,000 in February 1999, $1,000,000 in May 1999, $1,000,000 in
                                  August 1999 and $500,000 in September 1999. Principal payments of $1,000,000 have been received on these notes.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
5. Investment in MCC              On June 8, 1998 the Company acquired from Portacom Wireless, Inc. ("PortaCom")
                                  two million shares of common stock of Metromedia China Corporation (formerly
                                  Metromedia Asia Corporation) ("MCC") and warrants to purchase four million shares of common stock of MCC at $4.00 per share. The warrants expire on September 13,
                                  1999. The purchase price and number of shares under the warrant agreement are subject to adjustments based on capital changes of MCC. The investment was recorded at cost, based on the consideration given which included 4,915,828 common shares of the Company at $6.98125, the elimination of a loan receivable and accrued interest of $390,522 and $2,781,731 in cash. The Company's management has stated that they intend to raise the necessary funds to exercise the warrants. The MCC common shares and warrants represent a potential 8.7% interest in the outstanding common stock of MCC on a fully exercised basis. In connection with the MCC acquisition, the Company incurred an investment advisory fee of
                                  50,000 common shares at $6.00 per share.

                                  In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under
                                  Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy
                                  Court. In connection with PortaCom's bankruptcy proceedings, the acquisition agreement provides that the Company will fund an escrow account in the amount of up to $2,682,000 (included in the $2,781,731 noted above) for the benefit of holders of priority unsecured claims and general unsecured claims against
                                  PortaCom's bankruptcy estate. The extent that the cash escrow is used by
                                  PortaCom, it will receive fewer VDC shares. The number of VDC shares that will ultimately be issued shall be the difference between 5,300,000 shares and the principal amount of the cash escrow divided by the Company's stock. The escrow fund and VDC shares shall be held in escrow pending the resolution of the disputed claims against PortCom's bankruptcy estate.


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
                                  In the event that on the one year anniversary of the closing date of the acquisition agreement with PortaCom, MCC is a publicly held company whose shares are registered with the Securities and Exchange Commission under the securities act of 1933, the Company may be required to pay PortaCom additional purchase consideration in accordance with an agreed upon formula as follows:

                                  (MCC Market Price/$12) - (VDC Market Price/$5) X $5,000,000.

6. Stock Subscriptions            In December 1997, a shareholder acquired 465.3 shares of Sky King Communications,
   Receivable                     Inc. for a note amounting to $164,175. These shares were subsequently exchanged for VDC (Delaware), Inc. Preferred Stock issued in connection with the Merger
                                  (See Note 9). The note, which bears interest at 8%, matures in December, 1999.
                                  This note has been presented as a reduction of stockholders' equity.

                                  In March 1998, 253,000 shares of VDC were issued in exchange for a $632,500 note which bears interest at 8% and is due in March, 1999. The unpaid balance at June
                                  30, 1998 of $344,700 has been presented as a reduction of stockholders' equity.

                                  In May 1998, 583,430 shares of VDC were issued in exchange for $3,500,580. As of
                                  June 30, 1998, $917,076 had not yet been funded and has been presented as a reduction of stockholders' equity.

7. Property, Plant and            Major classes of property, plant and equipment consist of the following:
   Equipment


                                                                                      June 30,               June 30,
                                                                                        1997                   1998
                                  -----------------------------------------------------------------------------------
                                      Long distance communication equipment            $    --               $115,538
                                      Computers and office equipment                    11,900                191,219
                                      Furniture and fixtures                             6,600                 34,442
                                  -----------------------------------------------------------------------------------
                                                                                        18,500                341,199
                                      Less accumulated depreciation                      4,930                  9,883
                                  -----------------------------------------------------------------------------------
                                                                                       $13,570               $331,316
                                  ===================================================================================

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
                                  The Company had approximately $444,000 on deposit, and has additional firm purchase commitments in the amount of $946,000 for long distance communication equipment at June 30, 1998.

8. Capital Stock and              Capital stock is comprised of the following:
   Capital Transactions



                                                                                      June 30,       June 30,
                                                                                        1997           1998
                                  ----------------------------------------------------------------------------------
                                  Common stock of Sky King
                                     Communications, Inc., $1 par value,
                                     shares authorized 2,000, issued and
                                     outstanding 1,000 at June 30, 1997                    $1,000      $       --
                                  Convertible Preferred Stock Series A of VDC
                                     (Delaware), Inc., non-voting, $.0001 par
                                     value, shares authorized, 5,500,000
                                     issued and outstanding 3,987,500 at June 30,
                                     1998(a)                                                  --               399
                                  Convertible Preferred Stock Series B of VDC
                                     (Delaware), Inc. non-voting $.0001 par
                                     value shares authorized 4,500,000 issued
                                     and outstanding 600,000 at June 30,
                                     1998(a)                                                  --                60
                                  Common stock of VDC Corporation, Ltd. $2
                                     par value, shares authorized 50,000,000,
                                     issued and outstanding 11,461,607 at June
                                     30, 1998                                              $  --       $22,923,214
                                  ==================================================================================

                                  (a) The convertible preferred stock, which is non voting, is convertible into up to 10 million newly issued shares of VDC (Delaware), Inc. common stock upon the domestication of VDC Corporation Ltd. into VDC (Delaware), Inc.
                                      If the domestication does not occur within one year of the merger (Note 9), the convertible preferred stock will be exchangeable into common stock of
                                      VDC Corporation Ltd. on a share for share basis. There are 3.9 million shares of Series B Preferred Stock held in escrow at June 30, 1998 under the merger agreement (See Note 9)

                                  On March 6, 1998, Sky King Communications, Inc. entered into a merger agreement with VDC Corporation Ltd. and VDC (Delaware), Inc. wherein all of the outstanding shares of Sky King Communications, Inc. were exchanged for preferred shares of
                                  VDC (Delaware), Inc. (See Note 9).

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
                                  On March 31, 1998, the Company sold 100,000 shares of common stock at $5.50 and on March 24, 1998, 600,000 shares of common stock at $4.75, each to unrelated investors for total cash consideration of $3,400,000 less an investment fee of
                                  $85,500. The 600,000 shares have not been issued, but for financial statement purposes such shares have been treated as if they had been issued and outstanding.

                                  During the year ended June 1998, the Company issued options to purchase an aggregate of 61,500 common stock shares of VDC Corporation, Ltd. for prices ranging from $5.00 to $6.00 per share. 9,000 of these options vest immediately.
                                  The remaining options vest over five years. All the options expire after ten years.

                                  At June 30, 1998, the Company had outstanding warrants to acquire an aggregate of
                                  938,546 shares of common stock at prices ranging from $4.00 to $5.00.

                                  In May, 1998 the Company sold 275,000 shares of common stock to unrelated investors and 308,430 shares to the Chief Executive Officer and his family for
                                  $6.00 per share less an investment banking fee of $31,500. These shares have not been issued, but for financial statement purposes such shares have been treated as if they had been issued and outstanding.

                                  In June 1998, the Company issued to escrow 5,300,000 shares of common stock for
                                  PortaCom in exchange for the investment in MCC (See Note 5). 4,915,828 shares have been reflected as outstanding under the agreement as of June 30, 1998. In addition, as of June 30, 1998 50,000 common shares representing an investment advisory fee had not been issued, but for financial statement purposes such shares have been treated as if they had been issued and outstanding.

                                  The Company is obligated to pay investment banking fees in connection with the merger in an aggregate amount equal to 5% of the total merger consideration or
                                  444,852 common shares of VDC Corporation, Ltd. (Note 9). The issuance of the shares is subject to the satisfaction of certain contingencies which have not yet been satisfied. Upon issuance, the shares will be accounted for as an adjustment to the recapitalization resulting from the merger.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
9. Merger                         On March 6, 1998, Sky King Communications, Inc. entered into a merger agreement with VDC Corporation Ltd. and VDC (Delaware), Inc. (See Note 2). This transaction is being accounted for as a reverse acquisition whereby Sky King is the acquirer for accounting purposes. Since the assets and liabilities acquired were monetary in nature, the merger has been recorded at the value of the net monetary assets.

                                  The consideration paid to the former Sky King Shareholders in the Merger consisted of the issuance of 10 million newly-issued shares of preferred stock of the Sub (the "Sub Preferred Stock") which is convertible, in the aggregate, into
                                  10,000,000 shares of common stock of Sub (the "Sub Common Stock"). Of the consideration paid to the Sky King Shareholders, Sub Preferred Stock convertible in the aggregate into 4,500,000 shares of Sub Common Stock (the "Escrow Shares")
                                  was placed in escrow to be held and released from time to time as the Sub achieves certain performance criteria described below. To the extent that any of the Escrow Shares have not been released at the expiration of an escrow period of five (5) years (the "Escrow Period"), the remaining Escrow Shares shall be surrendered to the Company for cancellation.

                                  The historical financial statements presented are those of Sky King prior to the merger and reflect the consolidated results of Sky King and VDC, and VDC's wholly-owned subsidiaries subsequent to the merger. Pro forma unaudited consolidated results of operations as if the merger had taken place as of July 1,
                                  1996, rather than at March 6, 1998 are as follows:


                                                                                           Years ended June 30,
                                                                                     ------------------------------
                                                                                           1997              1998
                                  ----------------------------------------------------------------------------------
                                  Revenue                                               $43,248           $99,957
                                  Loss before extraordinary items                    (1,205,416)       (4,764,998)
                                  Net loss                                           (1,637,691)       (4,764,998)
                                  Net loss per common share - basic                        (.44)            (1.09)
                                  ==================================================================================

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
                                  Escrow shares will be released to the Sky King shareholders from time to time in accordance with the following schedule:



                                  Number of Shares to be Released(1)                Performance Criteria
                                  ----------------------------------------------------------------------------------
                                                  500,000                   Upon each procurement of one or more
                                                                            frequency, operating and/or business
                                                                            licenses ("Licenses") to provide the
                                                                            following types of services (the
                                                                            "Services") to an aggregate minimum
                                                                            population of 500,000 people: wireless
                                                                            or wired telephony, local loop
                                                                            telephony, and in country long distance
                                                                            telephony services, international long
                                                                            distance telephony gateways or internet
                                                                            service provision; plus

                                                  100,000                   for each 100,000 people in excess of the
                                                                            aggregate minimum population of 500,000
                                                                            covered by the Licenses.
                                  ----------------------------------------------------------------------------------
                                                  500,000                   The provision of billing services at an
                                                                            average rate of 100,000 bills per month
                                                                            for a consecutive three month period.
                                  ----------------------------------------------------------------------------------
                                                  100,000                   Upon each procurement of $1,000,000 of
                                                                            appropriate financing for the provision
                                                                            of Services or for capital expenditures
                                                                            or other expenses associated with the
                                                                            Services; or procurement of $200,000 of
                                                                            appropriate financing for the provision
                                                                            of paging services or for capital
                                                                            expenditures or other expenses associated
                                                                            with the provision of paging services.
                                  ----------------------------------------------------------------------------------
                                                  100,000                   Upon each procurement of one or more for
                                                                            Licenses to provide paging services an
                                                                            aggregate minimum population of 500,000
                                                                            people; plus

                                                  100,000                   for each 100,000 people in excess of
                                                                            the aggregate minimum population of
                                                                            500,000 covered by the Licenses.
                                  ==================================================================================
                                  (1) The aggregate number of shares of Sub Common Stock (or if the Domestication
                                      Merger does not occur with in one year after the Effective Date, the VDC
                                      Common Shares) to be released resulting from the conversion of Escrow Shares.

                                  During the year ended June 30, 1998, 600,000 shares were released from escrow. Of the 600,000 shares released, 415,084 shares were considered to be compensatory resulting in noncash compensation of $2,254,000. Compensatory shares are related to members of the Company's management, their family trusts and minor children and two employees. Noncompensatory shares released related to non management shareholders and non minor children of management shareholders where beneficial ownership does not exist. The future release of escrow shares which are considered compensatory could have a significant impact on the Company's future operating results.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
10. Income Taxes                  The Company has net operational loss carryforwards in the amount of approximately
                                  $900,000 at June 30, 1998 which expire in 2018.

                                  As of June 30, 1998, the Company had deferred tax assets of approximately
                                  $360,000, for which a valuation allowance has been established. Deferred income taxes result primarily from net operating loss carryforwards.

11. Leases                        The Company leases radio tower and antenna space under various operating leases.
                                  The future remaining minimum lease payments under these leases are as follows:

                                  Years ending June 30,
                                  ----------------------------------------------------------------------------------
                                  1999                                                                $ 35,460
                                  2000                                                                  35,973
                                  2001                                                                  31,686
                                  2002                                                                  21,307
                                  2003                                                                   2,135
                                  ----------------------------------------------------------------------------------
                                  Total                                                               $126,561
                                  ==================================================================================

                                  The Company sub-leases the radio tower and antenna space with future remaining minimum lease payments due to the Company as follows:


                                  Years ending June 30,
                                  ----------------------------------------------------------------------------------
                                  1999                                                               $ 72,709
                                  2000                                                                 83,519
                                  2001                                                                 41,361
                                  2002                                                                 15,159
                                  ----------------------------------------------------------------------------------
                                  Total                                                              $212,748
                                  ==================================================================================


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
11. Lease (continued)             The Company occupies office and equipment space and equipment pursuant to operating leases expiring through 2008. Future minimum lease payments are as follows:



                                  Year ending June 30,
                                  ----------------------------------------------------------------------------------
                                  1999                                                                    $  935,213
                                  2000                                                                       953,803
                                  2001                                                                       959,678
                                  2002                                                                       965,181
                                  2003                                                                       970,590
                                  Thereafter                                                               1,036,702
                                  ----------------------------------------------------------------------------------
                                                                                                          $5,821,167
                                  ==================================================================================

                                  Rent expense for the years ended June 30, 1998 and 1997 and period ended June 30,
                                  1996 was not material to the financial statements.

12. Stock Option Plans            The Company granted 61,500 stock options during the year ended June 30, 1998.
                                  All stock options have been granted to employees at exercise prices equal to the market value on the date of the grant. The Company applies APB Opinion 25,
                                  "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plan by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

                                  In September 1998, VDC Communications, Inc. established the Voice and Data
                                  Communications 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of incentive stock options to purchase up to 5,000,000 shares of common stock to employees of VDC Communications, Inc. and non-qualified stock options to employees, officers, directors and consultants of VDC Communications, Inc. The 1998 Plan is administered by a committee appointed by the Board which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the Plan must be at least 100% of the fair market value on the date of the grant. Options generally vest in equal annual increments over a five-year period.


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
                                  SFAS No. 123 requires the Company to provide pro forma information regarding net loss per share as if compensation cost for the Company's stock option plan has been determined in accordance with the fair value based method prescribed in FASB
                                  123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1998.

                                  Years ended June 30,                                                        1998
                                  ----------------------------------------------------------------------------------
                                  Dividend yield                                                               0.0%
                                  Risk free interest rate                                                      5.6%
                                  Expected volatility                                                         46.5%
                                  Expected lives                                                           6 years
                                  ==================================================================================

                                  Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated
                                  below:

                                  Year ended June 30,                                                         1998
                                  ----------------------------------------------------------------------------------
                                  Pro forma results
                                  Net loss:
                                    As reported                                                        $(3,154,810)
                                    Pro forma                                                          $(3,188,260)
                                  Loss per common share-basic
                                    As reported                                                        $     (0.72)
                                    Pro forma                                                          $     (0.73)
                                  ==================================================================================

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
                                  A summary of status of the Company's stock option plan as of June 30, 1998 and changes for the year ending June 30, 1998 is presented below:

                                                                                                         Weighted
                                                                                                          Average
                                                                                                         Exercise
                                  Stock option Plan Grants                       Shares                     Price
                                  ----------------------------------------------------------------------------------
                                  Outstanding at June 30, 1997                       --                        --
                                    Granted                                      61,500                     $5.16
                                  Outstanding at June 30, 1998                   61,500                     $5.16
                                  ==================================================================================

                                  Options exercisable and weighted average fair-value of options granted during the year ended June 30, 1998 is shown below:

                                  ----------------------------------------------------------------------------------
                                 Options exercisable at year-end                                            9,000
                                  Weighted average exercise price                                           $5.00
                                  Weighted average fair value of options
                                     granted during the year                                                $2.88
                                  ==================================================================================

                                  The following table summarizes information about stock options outstanding at
                                  June 30, 1998.

                                                                                        Weighted         Weighted
                                                                                        Average           Average
                                                                       Number          Remaining         Exercise
                                  Range of Prices                   Outstanding     Contractual Life       Price
                                  ----------------------------------------------------------------------------------
                                  $5 to $6                             61,500          9.8 years           $5.16
                                  ==================================================================================

                                  During the initial phase-in period of SFAS 123, the effects on the pro-forma results are not likely to be representative of the effect on pro forma results in future years since options vest over several years and additional awards could be made each year.


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================
13. Commitments                   Employment Agreements

                                  The Company has entered into eleven multi-year employment agreements expiring through 2003 with officers of the Company, which provide for aggregate annual base salaries as follows:


                                  Years ended June 30,
                                  ----------------------------------------------------------------------------------
                                  1999                                                              $   996,000
                                  2000                                                                  990,000
                                  2001                                                                  861,000
                                  2002                                                                  269,000
                                  2003                                                                  188,000
                                  ----------------------------------------------------------------------------------
                                                                                                     $3,304,000
                                  ==================================================================================

14  Subsequent Events             Asset Purchases

                                  On July 31, 1998 the Company acquired Masatepe Communications USA, L.L.C.
                                  ("Masatepe") for $1,140,043 in cash and stock. The consideration has been placed in escrow pending Federal Communications Commission approval. Masatepe provides voice and data telecommunications services between the United States and Central
                                  American markets.

                                  In addition, there may be compensation due a former 20% shareholder of Masatepe who is now a current employee of VDC that is contingent upon future cash flows
                                  (as defined) under the following formula:

                                      Cash flows of Masatepe for the twelve months prior to July 31, 2001 plus, cash flows for the three months prior to July 31, 2001 times four. This product is divided by two and multiplied by 2.4.

                                  A finders fee consisting of warrants to purchase 4,504 shares of Company common stock at $7.00 per share was issued in connection with the transaction.

                                  In July 1998, the Company entered into a preliminary agreement, which is subject to due diligence review, to acquire substantially all the assets of World Lynx,
                                  Inc. ("WL") for $3,100,000 in common stock and $500,000 in debt assumption. WL is an Internet service provider based in Little Rock, Arkansas.

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================
15. Fourth Quarter                During the fourth quarter of the year ended June 30, 1998, the Company recorded
    Financial Information         noncash compensation expense of $1,453,000, related to the release of Preferred
                                  Series B shares from escrow (See Note 9).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 1998                   VDC CORPORATION LTD.

                                            By: /s/ Frederick A. Moran
                                                -----------------------
                                            Chief Executive Officer and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

         Signature                   Title                          Date

/s/ Frederick A. Moran       Chairman, Chief Executive       September 28, 1998
------------------------     Officer, Chief Financial
Frederick A. Moran           Officer and Director


/s/ Dr. James C. Roberts     Chief Operating Officer         September 28, 1998
------------------------     and Director
Dr. James C. Roberts


/s/ Dr. Hussein Elkholy      Director                        September 28, 1998
------------------------
Dr. Hussein Elkholy


                                                     EXHIBIT INDEX

Exhibit No.       Description                                                                    Method of Filing
-----------       -----------                                                                    ----------------
          3.1     Memorandum of Association                                                               (2)
          3.2     By-Laws                                                                                 (2)
          4.3     Certificate                                                                             (2)
         10.1     Purchase Agreement, dated as of July 31, 1998, by and among VDC Corporation Ltd.,
                  Masatepe Communications U.S.A., L.L.C, Activated Communications Limited Partnership
                  and Marc Graubart                                                                       (2)
         10.2     Bridge Loan Agreement, dated as of August 1, 1998, by and among Masatepe
                  Communications U.S.A., L.L.C. and VDC Corporation Ltd.                                  (2)
         10.3     Bridge Note, dated as of August 1, 1998, made by Masatepe Communications U.S.A.,
                  L.L.C. in favor of VDC Corporation Ltd.                                                 (2)
         10.4     Guaranty, dated as of August 1, 1998, by Activated Communications Limited Partnership
                  to VDC Corporation Ltd.                                                                 (2)
         10.21    Employment Agreement of Charles W. Mulloy                                               (2)
         10.22    Option to Purchase 10,000 Shares Granted to Charles W. Mulloy                           (2)
         10.23    Option to Purchase 50,000 Shares Granted to Charles W. Mulloy                           (2)
         10.24    Registration Rights Agreements between VDC Corporation Ltd. and Charles W. Mulloy       (2)
         10.25    Employment Agreement of Clayton F. Moran                                                (2)
         10.26    Option to Purchase 10,000 Shares Granted to Clayton F. Moran                            (2)
         10.27    Registration Rights Agreement between VDC Corporation Ltd. and Clayton F. Moran         (2)
         10.28    Director Agreement with Dr. Hussein Elkholy
         10.29    Option to Purchase 25,000 Shares Granted to Dr. Hussein Elkholy                         (2)
         10.30    Registration Rights Agreement between VDC Corporation Ltd. and Dr. Hussein Elkholy      (2)
         10.31    Warrant to Purchase 45,000 Shares Granted to Graham Ferguson Lacey                      (2)
         21.1     Subsidiaries of Registrant                                                              (2)
         27.1     Financial Data Schedule                                                                 (2)
