Form 10-Q
period 1998-09-30
VDC COMMUNICATIONS INC
filed 1998-11-17
CIK 784961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]      QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ To ________

                            VDC COMMUNICATIONS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                       0-14045                061524454
           --------                       -------                ---------
(Jurisdiction of Incorporation)     (Commission File No.)      (IRS Employer
                                                             Identification No.)

                               75 Holly Hill Lane
                          Greenwich, Connecticut 06830
                     (Address of principal executive office)

Registrant's telephone number, including area code: (203) 869-5100

                              VDC CORPORATION LTD.
                              --------------------
                   (Former name, if changed since last report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)    Yes      X          No
                              ----------         ----------
                  (2)    Yes      X          No
                              ----------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.0001 par value 20,298,362 as of November 6, 1998

                            VDC COMMUNICATIONS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                             PAGE

         Item 1.   Consolidated Balance Sheets at September 30, 1998
                   and June 30, 1998 (Unaudited)                           3

                   Consolidated Statements of Operations and
                   Comprehensive Loss for the three months ended
                   September 30, 1998 and 1997 (Unaudited)                 4

                   Consolidated Statements of Cash Flows for the
                   Three Months ended September 30, 1998
                   and 1997 (Unaudited)                                    5

                   Notes to Consolidated Financial Statements              6-10

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           10-14

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk                                             14


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                       15

         Item 2.   Changes in Securities and Use of Proceeds               16

         Item 3.   Defaults Upon Senior Securities                         16

         Item 4.   Submission of Matters to a Vote of Security Holders     16

         Item 5.   Other Information                                       16

         Item 6.   Exhibits and Reports on Form 8-K                        17

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30, 1998        June 30, 1998
                                                              ------------------        -------------
                                                                 (Unaudited)
                                                                 -----------
Assets
Current:
     Cash and cash equivalents                                      $    512,381         $  2,212,111
     Restricted Cash                                                     400,000                 --
     Marketable securities                                               150,625              451,875
     Accounts Receivable                                                 192,868                 --
     Notes receivable - current                                        3,600,000            2,800,000
                                                                    ------------         ------------
          Total current assets                                         4,855,874            5,463,986
                                                                    ------------         ------------

Property, plant and equipment, less accumulated depreciation           3,217,690              331,316
Notes receivable, less current portion                                      --              1,500,000
Investment in MCC                                                     37,691,143           37,790,877
Deposits                                                                 356,963              567,775
Goodwill less accumulated amortization                                 1,040,003                 --
Other assets                                                             209,541              169,730
                                                                    ------------         ------------
          Total assets                                              $ 47,371,214         $ 45,823,684
                                                                    ------------         ------------

Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                          $  1,515,702         $    156,185
     Note payable                                                        192,379                 --
                                                                    ------------         ------------
          Total current liabilities                                    1,708,081              156,185
                                                                    ------------         ------------

Stockholders' equity:
     Convertible Preferred Stock Series A                                    399                  399
     Convertible Preferred Stock Series B                                    450                   60
     Common Stock                                                     22,908,600           22,923,214
     Additional paid-in capital                                       45,122,618           28,413,467
     Accumulated deficit                                             (21,941,596)          (4,319,465)
     Stock subscriptions receivable                                     (164,175)          (1,425,951)
     Accumulated comprehensive income (deficit)                         (263,163)              75,775
                                                                    ------------         ------------
          Total stockholders' equity                                  45,663,133           45,667,499
                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $ 47,371,214         $ 45,823,684
                                                                    ------------         ------------

See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                            Three Months Ended
                                                  September 30, 1998   September 30, 1997
                                                  ------------------   ------------------
Revenue                                                 $    201,394         $     19,935
Direct costs of revenues                                     341,421               20,249
                                                        ------------         ------------
     Gross margin                                           (140,027)                (314)
                                                        ------------         ------------

Selling, general and administrative                          922,410                   75
Depreciation and amortization                                102,836                1,651
                                                        ------------         ------------

     Total operating expenses                              1,025,246                1,726
                                                        ------------         ------------

Operating loss                                            (1,165,273)              (2,040)
                                                        ------------         ------------

Other income (expense)
Noncash compensation                                     (16,146,000)                --
Loss on note restructuring                                  (400,000)
Other income                                                  89,142                 --
                                                        ------------         ------------
     Total other income (expense)                        (16,456,858)                --
                                                        ------------         ------------

Net loss                                                $(17,622,131)        $     (2,040)
                                                        ------------         ------------

Other Comprehensive income (loss), net of tax:

       Unrealized loss on marketable securities             (338,938)                --
                                                        ------------         ------------
Comprehensive loss                                      $(17,961,069)        $     (2,040)
                                                        ------------         ------------

Net loss per common share - basic                       $      (1.55)        $      (0.00)
                                                        ------------         ------------
Weighted average number of shares outstanding             11,404,238            3,699,838
                                                        ------------         ------------

See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                 September 30, 1998   September 30, 1997
                                                                 ------------------   ------------------
Cash flows from operating activities:
     Net loss                                                          $(17,622,131)        $     (2,040)
     Adjustments to reconcile net loss to net cash
     used by operating activities
     Depreciation and amortization                                          102,836                1,651
     Noncash compensation expense                                        16,146,000                 --
      Loss on note restructuring                                            400,000                 --
Changes  in  operating  assets and  liabilities  net of effects from purchase of subsidiary:
          Cash restricted in use                                           (400,000)
          Accounts receivable                                              (103,699)                --
          Prepaid expenses and other assets                                (107,090)                --
          Accounts payable and accrued expenses                           1,359,517                 --
                                                                       ------------         ------------
       Net cash used by operating activities                               (224,567)                (389)
                                                                       ------------         ------------

Cash flows from investing activities:
     Proceeds from return of escrow in connection
     with the investment in MCC                                             192,752
     Payment for purchase of  subsidiary                                   (589,169)
     Proceeds from payment of notes receivable                              300,000                 --
     Capital expenditures                                                (2,295,822)                --
                                                                       ------------         ------------
     Net cash flows used in investing activities                         (2,392,239)                --
                                                                       ------------         ------------

Cash flows from financing activities:
      Collections on stock subscription receivables                         917,076                 --
     Capital contribution                                                      --                  2,200
                                                                       ------------         ------------
     Net cash flows provided by financing activities                        917,076                2,200
                                                                       ------------         ------------
     Net increase (decrease) in cash and cash
     equivalents                                                         (1,699,730)               1,811
                                                                       ------------         ------------
Cash and cash equivalents, beginning of period                            2,212,111                1,430
                                                                       ------------         ------------
Cash and cash equivalents, end of period                               $    512,381         $      3,241
                                                                       ------------         ------------

Supplemental schedule of non cash investing and financing activities:
     Fixed assets exchanged for note                                        192,379
Acquisition of subsidiary:
     Fair value of assets acquired                                        1,290,044
     Common stock issued                                                    700,875
                                                                          ---------
     Cash paid                                                              589,169

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.   Basis of Presentation

The financial statements presented are those of VDC Communications, Inc. (the Company") which is the successor to VDC Corporation Ltd. ("VDC") by way of the Domestication Merger (the "Domestication Merger") that occurred on November 6, 1998. The Domestication Merger was accounted for as a capital reorganization in which 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company $.0001 par value per share, were converted, on a one for one basis, into a total of 20,298,362 shares of common stock, of the Company $.0001 par value common stock per share.

The Domestication Merger reflects the completion of a series of transactions entered into on March 6, 1998 pursuant to which Sky King Communications, Inc. ("Sky King") entered into a merger agreement with VDC and VDC (Delaware), Inc. (n/k/a VDC Communications, Inc). This merger transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Accordingly the historical financial statements presented are those of Sky King before the merger on March 6, 1998 and reflect the consolidated results of Sky King and VDC, and VDC's wholly-owned subsidiaries after the merger. On November 6, 1998, the Domestication Merger, whereby VDC merged with and into the Company, was consumated. Accordingly, the accompanying unaudited financial statements are those of VDC and its wholly owned subsidiaries prior to the Domestication Merger.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the Securities and Exchange Commission.

The Company is engaged in the international telecommunications and wireless communications businesses.

2.   Summary of Significant Accounting Policies

(a)      Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(b)      Principles of Consolidation

         The consolidated financial statements represent all companies of which the Company directly or indirectly has majority ownership or otherwise controls. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly-owned subsidiaries VDC Telecommunications, Inc., Masatepe Communications U.S.A., L.L.C ("Masatepe"), and Voice & Data Communications (Hong Kong) Limited.

(c)      Loss Per Share of Common Stock

         Loss per common share is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Diluted loss per share is not presented because the effect of the convertible securities is antidilutive. Warrants to purchase 938,546 shares of common stock at prices ranging from $4.00 to $5.00 are not included in the computation of diluted loss per share because they are antidilutive due to the net loss. If the preferred shares were considered to be common shares, net loss per share would have been $(1.02), and $(0.00) for the three months ended September 30, 1998 and 1997, respectively.

(d)      Goodwill and Amortization

         Goodwill is amortized using the straight-line method over its estimated useful life.

(e)      Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items included in comprehensive income, which are excluded from net income, include unrealized holding gains and losses on marketable securities. The Company adopted SFAS No. 130 on July 1, 1998.

         Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No. 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company is currently reviewing the effect of SFAS 131 but has yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

         In March 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 significantly changes current financial statement disclosure requirements for those that were required under SFAS 87. The Company currently does not have a pension or other postretirement benefit plan. Therefore, SFAS 132 was not applicable to the Company.

3.   Line of Credit

         In August 1998, the Company entered into a $1,000,000 revolving conditional line of credit to be used for the purposes of issuing certain letters of credit ("LC") to secure payment of certain activities of the Company. Principal payments are due on demand and the interest rate is two percent above the prime rate. The aggregate face amount of all LC's must be collateralized in the form of cash equivalents held by the issuing bank. Collateral at September 30, 1998 consisted of $400,000 in the form of three-month U.S. Government bonds. Each LC expires no later than one year from the date of issuance. As of September 30, 1998, there were no advances issued under the revolving line of credit.

4.   Note Payable

         In September 1998, the Company acquired long distance telecommunications equipment it had previously been leasing under an operating lease. The note calls for five payments of $28,000 through December 1998 with a final payment of $54,000 in January 1999. Interest was imputed based on the Company's assumed incremental borrowing rate of 8.0%.

5.   Noncash Compensation

         Sky King entered into a merger agreement with VDC and the Company effective March 6, 1998. This transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Since the assets and liabilities acquired were monetary in nature, the merger was recorded at the value of the net monetary assets.

         The consideration paid to the former Sky King shareholders in the merger consisted of the issuance of 10 million newly-issued shares of preferred stock of the Company which was convertible, in the aggregate, into 10 million shares of common stock of the Company. Of the consideration paid to the Sky King shareholders, preferred stock of the Company convertible in the aggregate into 4.5 million shares of common stock of the Company (the "Escrow Shares") was placed in escrow to be held and released from time to time as the Company achieved certain performance criteria. As of September 30, 1998, all of the performance criteria had been met. Accordingly, 4.5 million shares have been released from escrow.

         During the three months ended September 30, 1998, 3.9 million shares were released from escrow. Of the shares released, approximately 2.7 million shares were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in noncash compensation of $16,146,000 for the three months ended September 30, 1998. Compensatory shares are related to members of the Company's management, their family trusts and minor children and an employee. Noncompensatory shares released related to non management shareholders and non minor children of management shareholders where beneficial ownership does not exist.

6.   Metromedia China Corporation Investment

         On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom") 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share. The MCC shares and warrants represent an approximate 8.7% interest in the outstanding common stock of MCC. The Company evaluated the MCC investment based on: (i) the population of the Chinese markets where MCC has licenses to provide wireless and wireline telecommunications service, which the Company estimates at 116,000,000; (ii) the understanding that MCC would receive additional licenses in the future; and
(iii) the possible synergy should the Company ever do business in China. The investment was recorded based on the consideration given which consisted of 5,300,000 common shares valued at $6.98125 per share, the elimination of a loan receivable of $366,725 and $195,119 in cash.

         In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court District of Delaware. During the course of the bankruptcy proceedings, the acquisition was amended to provide that the Company will fund an escrow account in the amount of up to $2,682,000 for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate. To the extent that the cash escrow is used by PortaCom, it will receive fewer VDC shares. The escrow fund and 5,300,000 VDC shares were placed in escrow pending the resolution of the disputed claims against PortaCom's bankruptcy estate.

         In October 1998, the Company filed a motion in the United States Bankruptcy Court to block the distribution of escrowed assets in connection with the bankruptcy of PortaCom. The Company filed the motion to permit it to undertake discovery relative to certain aspects of its investment in MCC prior to the distribution of escrowed assets. Following the submission of that motion, the Company, PortaCom, and certain other interested parties, agreed on a stipulation postponing the distribution of certain Company shares to PortaCom's shareholders. This postponement will afford the Company an opportunity to undertake an investigation to determine whether PortaCom, or certain individuals associated with PortaCom of the MCC transaction, made fraudulent representations to induce the Company to enter into the Asset Purchase Agreement for the purchase of the MCC shares and warrants. The Company plans to fully investigate this matter and seek appropriate legal recourse as warranted by its findings.

7.   Restructured Note Receivable

         In September, 1998, the Company restructured a note receivable from a debtor by reducing the principal due thereunder from $800,000 to $400,000. The Company believes this step will maximize the recovery of its investment. The debt will be repaid in monthly installments through March 1999.

8.   Subsequent Event

         On November 6, 1998, the Company completed the Domestication Merger with VDC. The effect of the Domestication Merger was that members of VDC became stockholders of the Company. The primary reason for the Domestication Merger was to reorganize VDC, which had been a Bermuda company, as a publicly traded U.S. Corporation domesticated in the State of Delaware. The Company believes that the Domestication Merger will increase the Company's ability to meet its future equity and debt financing, enhance the marketability of the Company's securities by raising the Company's profile in the U.S. capital markets, allow investors to assess the Company on a more comparable footing with its competitors domiciled in the United States and, over time, have a positive effect on the trading of the Company's securities. Additionally, becoming a Delaware corporation is expected to simplify the Company's tax and securities filings, accounting and operations, and reduce both the cost and burden of these reporting obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to secure the various international licenses, approvals and other authorizations needed to commence operations in Eastern Europe, Asia, Latin America, China or other foreign countries; (ii) the Company's ability to otherwise develop and implement certain segments of its intended business that are subject to normal start-up risks and uncertainties;
(iii) the Company's ability to secure sufficient financing in order to fund its proposed operations; (iv) inherent regulatory, licensing and political risks associated with operations in foreign countries; (v) the Company's dependence on certain key personnel; and (vi) competitive and other market conditions that may adversely affect the scope of the Company's operations. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

VDC Communications, Inc. (the "Company") is an international telecommunications company, focused on international telecommunications gateways and long distance services. The Company expects that the implementation of its new telecommunications services will provide new sources of revenue and that current results are not indicative of future results, given the expected increase in scope and diversity of the Company's business.

Through its wholly-owned subsidiary, Masatepe Communications U.S.A., L.L.C., a Delaware limited liability company ("Masatepe"), the Company carries telecommunications traffic to Managua, Nicaragua from the United States. The Company currently has three switches strategically placed in the United States:
New York, Los Angeles, and Denver. The New York and Denver switches are now operational and the

Company expects that telecommunications traffic will flow through these facilities and the Company's network during the second quarter of the fiscal year ended June 30, 1999. The Company also derives modest revenues from site tower management.

The Company's costs include long distance charges for transmission services, terminating overseas-originated traffic in the United States and terminating domestic originated international traffic outside the United States. In addition, the Company incurs costs associated with selling, general and administration.

Merger

On November 6, 1998, VDC Corporation Ltd., a Bermuda company ("VDC"), merged with and into the Company (the "Domestication Merger"). The effect of the Domestication Merger was that members of VDC became stockholders of the Company. The primary reason for the Domestication Merger was to reorganize VDC as a publicly traded U.S. corporation domesticated in the State of Delaware. The Company believes that the Domestication Merger will increase the Company's ability to meet its future equity and debt financing, enhance the marketability of the Company's securities by raising the Company's profile in the U.S. capital markets, allow investors to assess the Company on a more comparable footing with its competitors domiciled in the United States and, over time, have a positive effect on the trading of the Company's securities. Additionally, becoming a Delaware corporation is expected to simplify the Company's tax and securities filings, accounting and operations, and reduce both the cost and burden of these reporting obligations.

In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of the Company, $.0001 par value per share. The Domestication Merger was accounted for as a capital reorganization.

Results of Operations

Revenues: Total revenues in the three months ended September 30, 1998 increased 910% to $201,394 from $19,935 in the three months ended September 30, 1997. This reflects consulting fees of $30,000 and revenues derived from telecommunications traffic for August and September 1998.

Gross Margin: Negative gross margins were mostly attributable to salaries and other operating expenses incurred in advance of the realization of significant telecommunications traffic revenues.

Selling, general & administrative: Selling, general and administrative expenses increased from $75 in the prior period to $922,410 in the current period. This increase was primarily attributable to professional fees, including consulting, legal and accounting expenses associated with the redeployment of the Company's assets and salaries of new personnel necessary for the Company's development of new telecommunications services, including the initial development of a domestic and global telecommunications network.

Depreciation and Amortization: Depreciation and amortization increased to $102,836 in the three months ended September 30, 1998 from $1,651 in the three months ended September 30, 1997. The increase was primarily attributable to the amortization of goodwill associated with the Masatepe acquisition. Depreciation for most of the Company's telecommunications equipment has not yet commenced since the equipment was not yet operational as of September 30, 1998.

Noncash Compensation Expense: Noncash compensation expense was $16,146,000 for the three months ended September 30, 1998 compared to $0 for the corresponding period of the previous year. During the three months ended September 30, 1998,
3.9 million shares of the Company's Series B convertible preferred stock ("Series B Stock"), were released from escrow based upon the achievement of performance criteria which includes the deployment of telecommunications equipment in service areas with an aggregate population of greater than 3.9 million. Of the 3.9 million shares of Series B Stock released, 2.7 million shares were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The non-cash expense reflected on the Company's financial statements was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company's common stock on the date of release.

Liquidity and Capital Resources

The Company is currently experiencing a short term cash flow issue, since, among other things, a significant amount of capital has been expended for corporate infrastructure and operating and other capital expenditures in connection with the establishment of Company programs. These expenditures have occurred in advance of the realization of revenues that is likely to occur as a result of such acquisitions and programs. These issues have been compounded by virtue of significant capital that remains in escrow in connection with the Company's acquisition of 2,000,000 shares of common stock and 4,000,000 warrants to purchase shares of common stock of Metromedia China Corporation ("MCC") from PortaCom Wireless, Inc. ("PortaCom"). Management anticipates that it will resolve its cash flow issues within the short term by a combination of any one or more of the following factors: (i) the realization of revenues from operations as the Company's telecommunications switches are likely to become commercially operational; (ii) the release of a significant portion of funds held in escrow from the MCC transaction; (iii) collection on the promissory notes emanating from the bulk sale of its former investment assets; and (iv) alternative financing arrangements.

An inability to generate cash from any one or more of these factors within the short term could have the effect of adversely affecting the Company's plans for future growth. If these issues continue for more than the short term, management may be caused to materially reduce the size and scope of its overhead and planned operations.

Net cash used by operating activities was $224,567 for the three months ended September 30, 1998. The Company collected $97,695 from customers and earned $132,024 in interest and dividends while paying $454,286 to its vendors and employees. Net cash used by operating activities was $389 for the corresponding period of the previous year.

Net cash used by investing activities totaled $2,392,239 for the three months ended September 30, 1998. Cash was used for capital expenditures and the purchase of Masatepe offset by proceeds from repayments of notes and the partial return of cash in escrow in connection with the MCC transaction. There were no cash flows from investing activities for the three months ending September 30, 1997.

Cash provided by financing activities totaled $917,076 for the three months ended September 30, 1998. The proceeds reflect the collection of stock subscriptions. The proceeds were used to fund operations and capital expenditures. Proceeds provided by financing activities for the three months ended September 30, 1997 were used to fund operations.

Acquisitions

The Company entered into a Purchase Agreement on July 31, 1998 to acquire Masatepe for $589,169 in cash and shares of the Company's Common Stock valued at $700,875, less any adjustments made to the purchase price by virtue of indemnification claims made by the Company against an escrow fund established under the Purchase Agreement. The entire purchase price for the Masatepe acquisition was placed in escrow pending the satisfaction of certain regulatory filings to be made by Masatepe with the United States Federal Communications Commission (the "FCC"). On or about October 27, 1998, the entire purchase price for the Masatepe acquisition was released from escrow, less 14,160 shares of the Company's common stock, which shall be retained in escrow pending the resolution of a claim made by the Company against the escrow fund for outstanding expenses incurred by Masatepe prior to its acquisition by the Company.

In addition, the Company delivered a promissory note (the "Graubard Note") to Marc Graubart, an executive officer of Masatepe, in connection with the Masatepe acquisition. The amount due under the Graubart Note is payable in shares of the Company's common stock on or before September 30, 2001, and be based on Masatepe's cash flow for the twelve calendar months immediately prior to July 31, 2001.

The Company may also be obligated under the Purchase Agreement to pay a deferred puchase price component (the "Deferred Purchase Price") to Activated on February 7, 1999 in the event that the market price of the Company's common stock is less than $7.00 per share at that time, as determined by a formula set forth in the Purchase Agreement. The Deferred Purchase Price is payable in shares of common stock of the Company.

Masatepe provides toll quality international switched long distance services, along with value added telecommunications products to Central American markets.

The Company expects to continue to explore acquisition opportunities. Such acquisitions may have a significant impact on the Company's need for capital. The Company would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurances that such financing will be available, or if available, will be available on terms attractive to the Company. The Company may also consider acquisitions using the Company's common stock.

The Year 2000 Readiness Disclosure

The Year 2000 issue is a matter of worldwide concern for carriers and affects many aspects of telecommunications technology, including the computer systems and software applications that are essential for network administration and operations. A significant portion of the voice and data networking and network management devices have date-sensitive processing in them which affect network administration and operations functions such as service activation, service assurance and billing processes.

The Company is currently evaluating the year 2000 readiness of its computer systems and software applications. It is sending Year 2000 compliance inquiries to certain third parties (i.e. vendors, customers, outside contractors) with whom it has a relationship. These inquiries include, among other things, requests to provide documentation regarding the third party's year 2000 programs, and questions regarding how the third party specifically examined the Year 2000 affect on their computers and what remedial actions will be taken with regard to these problems.

The Company's key processing systems have recently been implemented. Most of the vendors of such systems have represented to the Company that the systems are compliant with the year 2000 issues without any modification. The Company will, however, continue to require confirmation of year 2000 compliance in its future requests for proposals from equipment and software vendors. The failure of the Company's computer systems and software applications to accommodate the year 2000, could have a material adverse effect on the Company's business, financial condition and result of operations.

Further, if the networks and systems of those on whose services the Company depends and with whom the Company's networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have announced that that they expect all of their network and support systems to be year 2000 functional by mid 1999. However, other domestic and international carriers may not be year 2000 functional. The Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. Currently, the Company does not believe it will incur costs for any replacement, upgrade or reprogramming of its existing computer systems and software applications to resolve any year 2000 issues. However, this conclusion may change pending the finalization of its year 2000 investigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item not applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Worldstar Suit

         On or about June 10, 1998, Worldstar Communications Corporation ("Worldstar") commenced an action in the United States District Court for the Southern District of New York entitled Worldstar Communications Corporation v. Lindemann Capital L.P., Activated Communications, L.P. and Marc Graubart (Civil Action No. 98 4093) (the "Action"). Worldstar asserts in the Action that, under the terms of a purported joint venture arrangement with Lindemann Capital L.P. ("Lindemann") and Activated Communications, L.P. ("Activated"), Worldstar acquired certain rights to share in the profits and ownership of a telecommunications project in Nicaragua (the "Nicaraguan Project") owned by Masatepe Communiciones S.A., a Nicaraguan company ("Masatepe S.A."). Masatepe Communications U.S.A., L.L.C. ("Masatepe U.S.A."), which owns a 49% equity interest in Masatepe S.A., was acquired by the Company and is now a wholly-owned subsidiary of the Company.

         In the event that the plaintiff prevails in the Action, the value of the Company's interest in Masatepe U.S.A., Masatepe S.A and/or the Nicaraguan Project could be diluted. However, pursuant to the Purchase Agreement through which the Company acquired Masatepe U.S.A. (the "Purchase Agreement"), Activated agreed to indemnify and hold the Company and Masatepe U.S.A. harmless from any loss, liability, claim, damage and expense arising out or resulting from the Action. Under certain circumstances, Activated has an obligation under the Purchase Agreement to repurchase from the Company all or part of the Company's equity interest in Masatepe U.S.A. Furthermore, after consultation with counsel to the defendants, the Company does not believe that the claims asserted in the Action are meritorious. In view of the foregoing, the Company does not believe that the claims asserted in the Action will have a material adverse effect on the Company's assets or operations.

Other Matters

         The response to this section of this item is incorporated by reference from Note 6 to the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 27, 1998, the Company issued 50,000 shares of common stock of VDC in the name of SPH Equities Inc. ("SPH") in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). These shares were issued to SPH as an investment banking fee for SPH's work in arranging for, and providing consulting services to the Company in connection with the purchase by the Company of MCC shares and warrants from PortaCom.

On August 18, 1998, the Company issued 78,697 shares in the name of Activated in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the

Act (the "Activated Shares"). The Activated Shares were issued in escrow as partial consideration for Activated's equity ownership interest Masatepe pursuant to the terms of the Purchase Agreement by which the Company acquired Masatepe. On October 27, 1998, 64,537 Activated Shares were released from escrow to Activated, and 14,160 Activated Shares were retained in escrow pending the resolution of a claim made by the Company.

On August 18, 1998, the Company issued 21,428 shares of common stock of the Company in the name of Marc Graubart in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act (the "Graubart Shares"). The Graubart Shares were issued in escrow as payment for Mr. Graubart's assistance in structuring and facilitating the completion of the Company's acquisition of the equity ownership interests in Masatepe. The Graubart Shares will be released from escrow, if at all, in the event that the FCC approves certain regulatory filings made by Masatepe.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item not applicable.


ITEM 5. OTHER INFORMATION

Extension of Expiration Date of Warrants

On March 7, 1998, the Company issued warrants to purchase 938,546 shares of common stock of the Company (the "Warrants") to certain individuals and entities. The expiration date for the Warrants was August 30, 1998. On August 25, 1998, the Company extended the expiration date of the Warrants to the date that is thirty days following the effective date of a registration statement registering the resale of shares issuable upon the exercise of the Warrants.

Earn Out of Preferred Stock

On August 31, 1998, the Board of Directors of the Company determined that the performance criteria set forth in the Escrow Agreement (the "Sky King Connecticut Escrow Agreement"), dated as of March 6, 1998, entered into by and among VDC, the Company and Sky King Communications, Inc. had been satisfied such that the 3,900,000 shares of Series B Stock in escrow had been earned out. The Board of Directors had previously determined in May, 1998 that 600,000 shares of Series B Stock had been earned out based on the performance criteria set forth in the Sky King Connecticut Escrow Agreement. The 4,500,000 shares Series B Stock in escrow were part of 10,000,000 shares of preferred stock of the Company issued to former Sky King shareholders when Sky King was acquired by VDC through the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     Exhibit No.     Description                                Method of Filing
     -----------     -----------                                ----------------

     2.1             Agreement and Plan of Merger, made                (1)
                     as of October 5, 1998, by and between
                     VDC Corporation Ltd. and VDC
                     Communications, Inc. (f/k/a Sky King
                     Communications, Inc.)

     3.1             Articles of Incorporation, as amended             (1)

     3.2             Amended and Restated Bylaws                       (1)

     27              Financial Data Schedule                           (2)


(1) Filed as an Exhibit to the Company's registration statement on Form S-4, filed with the SEC on September 9, 1998.

(2)      Filed herewith.

         (b)      Reports on Form 8-K

         Report on Form 8-K dated June 22, 1998 reporting acquisition of assets of PortaCom Wireless, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VDC COMMUNICATIONS INC.

By: /s/ Frederick A. Moran                            Dated:  November 16, 1998
    ----------------------
Chairman, Chief Executive Officer,
Chief Financial Officer and Director

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

    27                  Financial Data Schedule