Form 10-Q
period 1998-12-31
VDC COMMUNICATIONS INC
filed 1999-02-16
CIK 784961

================================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

    [ X ]   QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended December 31, 1998

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

                           75 Holly Hill Lane
                      Greenwich, Connecticut 06830
                (Address of principal executive office)

--------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (203) 869-5100


                   (Former name, if changed since last report)

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)      Yes      ____X____         No       __________
        (2)      Yes      ____X____         No       __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.0001 par value 18,503,837 as of January 27, 1999

================================================================================

                            VDC COMMUNICATIONS, INC.

                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION                                             PAGE
         ---------------------                                             ----

         Item 1.      Consolidated balance sheets as of  June 30, 1998
                      And December 31, 1998                                    3

                      Consolidated statements of operations and
                      comprehensive loss for the three and six month
                      periods ended December 31, 1997 and 1998                 4

                      Consolidated statements of cash flows for the
                      six months ended  December 31, 1997 and 1998             5

                      Notes to consolidated financial statements            6-10


         Item 2.      Management's discussion and analysis of financial
                      condition and results of operations                  11-17


         Item 3.      Quantitative and qualitative disclosures about
                      market risk                                             17


PART II  OTHER INFORMATION
         -----------------

         Item 1.      Legal Proceedings                                    18-19


         Item 2.      Changes in Securities and Use of Proceeds               19


         Item 3.      Defaults Upon Senior Securities                         20


         Item 4.      Submission of Matters to a Vote of Security Holders     20


         Item 5.      Other Information                                       20


         Item 6.      Exhibits and Reports on Form 8-K                     20-21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                December 31, 1998    June 30, 1998
                                                                -----------------    -------------
                                                                   (Unaudited)
Assets
Current:
     cash and cash equivalents                                    $    627,302        $ 2,212,111
     restricted cash                                                   406,720                  -
     marketable securities                                              93,388            451,875
     accounts receivable                                               152,709                  -
     notes receivable - current                                      2,174,988          2,800,000
                                                                  ------------        -----------
          Total current assets                                       3,455,107          5,463,986
                                                                  ------------        -----------

property, plant and equipment, less accumulated depreciation         4,817,307            331,316
notes receivable, less current portion                                       -          1,500,000
investment in MCC                                                   23,728,647         37,790,877
deposits                                                               419,642            567,775
intangible assets less accumulated amortization                        988,185                  -
investment - at equity                                                  61,530
Other assets                                                           247,322            169,730
                                                                  ------------        -----------
          Total assets                                            $ 33,717,740        $45,823,684
                                                                  ------------        -----------

Liabilities and Stockholders' Equity
Current:
     accounts payable and accrued expenses                        $  3,322,445          $ 156,185
     note payable                                                      127,379                  -
                                                                  ------------        -----------
          Total current liabilities                                  3,449,824            156,185
                                                                  ------------        -----------

Stockholders' equity:
     convertible preferred stock series A                                    -                  -
     convertible preferred stock series B                                    -                 60
     common stock                                                        1,868               1545
     additional paid-in capital                                     63,880,679         51,234,105
     accumulated deficit                                           (32,785,356)        (4,218,035)
      treasury stock - at cost                                        (164,175)                 -
     stock subscriptions receivable                                   (344,700)        (1,425,951)
     accumulated comprehensive income (deficit)                       (320,400)            75,775
                                                                  ------------        -----------
          Total stockholders' equity                                30,267,916         45,667,499
                                                                  ------------        -----------
Total liabilities and stockholders' equity                        $ 33,717,740        $45,823,684
                                                                  ------------        -----------

See accompanying notes to consolidated financial statements.

        VDC COMMUNICATIONS, INC. AND SUBSIDARIES CONSOLIDATED STATEMENTS
                OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                ------------------------------------------------

                                                            three-months ended                six-months ended
                                                               December 31,                     December 31,
                                                           1998             1997            1998            1997
                                                           ----             ----            ----            ----
revenue                                                $    527,567    $     20,295    $    728,961    $     40,230
direct costs of revenues (exclusive of depreciation)        857,129          56,468       1,198,550          76,717
                                                       ------------    ------------    ------------    ------------
     gross margin                                          (329,562)        (36,173)       (469,589)        (36,487)

selling, general and administrative                         797,306             108       1,719,716             183
depreciation and amortization                               240,877           1,651         343,713            3302
non-cash compensation                                             -               -      16,146,000               -
                                                       ------------    ------------    ------------    ------------


     total operating expenses                             1,038,183           1,759      18,209,429            3485

operating loss                                           (1,367,745)        (37,932)    (18,679,018)        (39,972)

other income (expense)
loss on note restructuring                               (1,198,425)              -      (1,598,425)              -
other income (expense)                                     (161,752)              -         (72,610)              -
                                                       ------------    ------------    ------------    ------------
     total other income (expense)                        (1,360,177)              -      (1,671,035)              -

equity in loss of affiliate                                (363,268)              -        (363,268)              -
                                                       ------------    ------------    ------------    ------------

net loss                                               $ (3,091,190)   $    (37,932)   $(20,713,321)   $    (39,972)
                                                       ------------    ------------    ------------    ------------

Other Comprehensive income (loss), net of tax:

     Unrealized loss on marketable securities               (57,237)              -        (396,175)              -
                                                       ------------    ------------    ------------    ------------

comprehensive loss                                       (3,148,427)        (37,932)    (21,109,496)        (39,972)
                                                       ------------    ------------    ------------    ------------

net loss per common share - basic                      $       (.17)   $      (0.00)   $      (1.15)   $      (0.00)
                                                       ------------    ------------    ------------    ------------
weighted average number of shares outstanding            18,420,158       9,199,838      17,984,119       9,199,838
                                                       ------------    ------------    ------------    ------------


See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                       1998                1997
                                                                                       ----                ----
Cash flows from operating activities:
     net loss                                                                       (20,713,321)            (39,972)
     Adjustments to reconcile net loss to net cash
     provided by operating activities
     depreciation and amortization                                                      343,713               3,302
     non-cash compensation expense                                                   16,146,000                   -
     equity in losses of affiliate                                                      363,268                   -
     loss on note restructuring                                                       1,598,425                   -
Changes in operating assets and liabilities
     cash restricted in use                                                            (406,720)                  -
     accounts receivable                                                               (152,709)                  -
     prepaid expenses and other assets                                                  198,077                   -
     accounts payable and accrued expenses                                              664,303                   -
                                                                                    -----------         -----------
    Net cash used by operating activities                                            (1,958,964)            (36,670)
                                                                                    -----------         -----------

Cash flows from investing activities:
     proceeds from return of escrow in connection                                     1,019,762
     with the investment in MCC                                                               -
     payment for purchase of  subsidiary                                               (589,169)                  -
     investment in affiliate                                                           (424,800)
     proceeds from payment of notes receivable                                          526,587                   -
     capital expenditures                                                            (1,899,002)                  -
                                                                                    -----------         -----------
    Net cash flows used in investing activities                                      (1,366,622)                  -
                                                                                    -----------         -----------

Cash flows from financing activities:
     proceeds from issuance of common stock                                             888,701                   -
     collections on stock subscription receivables                                      917,076                   -
     repayment of note payable                                                          (65,000)                  -
     capital contribution                                                                     -             132,200
                                                                                    -----------         -----------
    Net cash flows provided by financing activities                                   1,740,777             132,200
                                                                                    -----------         -----------

    Net increase (decrease) in cash and cash equivalents                             (1,584,809)             95,530
Cash and cash equivalents, beginning of period                                        2,212,111               1,430
                                                                                    -----------         -----------
Cash and cash equivalents, end of period                                                627,302              96,960
                                                                                    -----------         -----------

Supplemental schedule of non cash investing and financing activities:
     fixed assets exchanged for note                                                    192,379
     common stock placed in escrow in connection
          with investment in MCC                                                     13,962,500
     treasury stock acquired in exchange
          for subscription receivable                                                   164,175
Acquisition of subsidiary:
     fair value of assets acquired                                                    1,290,044
     common stock issued                                                                700,875
                                                                                    -----------
     cash paid                                                                          589,169
                                                                                    -----------

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.   Basis of Presentation

The financial statements presented are those of VDC Communications, Inc. (the Company") which is the successor to VDC Corporation Ltd. ("VDC") by way of the Domestication Merger (the "Domestication Merger") that occurred on November 6,1998. The Domestication Merger was accounted for as a capital reorganization in which 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company $.0001 par value per share, were converted, on a one for one basis, into a total of 20,298,362 shares of common stock, of the Company $.0001 par value common stock per share.

The Domestication Merger reflects the completion of a series of transactions entered into on March 6, 1998 pursuant to which Sky King Communications, Inc. ("Sky King") entered into a merger agreement with VDC and VDC (Delaware), Inc. (n/k/a VDC Communications, Inc). This merger transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Accordingly the historical financial statements presented are those of Sky King before the merger on March 6, 1998 and reflect the consolidated results of Sky King and VDC, and VDC's wholly-owned subsidiaries after the merger. On November 6, 1998, the Domestication Merger, whereby VDC merged with and into the Company, was consummated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three- and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, as filed with the Securities and Exchange Commission.

The Company is a facilities-based international telecommunications carrier focused on international telecommunications gateways and long distance carrier services, which includes international private lines ("IPL's"), direct routes and the resale of other carriers' routes.

2.   Summary of Significant Accounting Policies

(a)  Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(b)  Principles of Consolidation

     The consolidated financial statements represent all companies of which the Company directly or indirectly has majority ownership. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly owned subsidiaries VDC Telecommunications, Inc. ("VDC Telecommunications"), Masatepe Communications U.S.A., L.L.C ("Masatepe"), and Voice & Data Communications (Hong Kong) Limited ("VDC Hong Kong").

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

(e)  Recent Accounting Pronouncements

     In June 1998, the AICPA issued statement of Financial Accounting Standards No. 33 "Accounting for Derivative Instruments and Hedging Activities". The Company has not yet analyzed the impact of this new standard. The Company will adopt this standard in July of 1999.

3.   Domestication Merger

     On November 6, 1998, the Company completed the Domestication Merger with VDC. The effect of the Domestication Merger was that members of VDC became stockholders of the Company. The primary reason for the Domestication Merger was to reorganize VDC, which had been a Bermuda company, as a publicly traded U.S. corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of the Company, $.0001 par value per share. The Domestication merger has been accounted for as a reorganization which has been given retroactive effect in the financial statements for all periods presented.

4.   Metromedia China Corporation Investment

     On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom") 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share. The MCC shares and warrants represent an approximate 8.7% interest in the outstanding common stock of MCC. MCC operates joint ventures in China under the direction of its majority owner, Metromedia International Group. The joint ventures invest in network construction and development of telephony networks in China and participate in project cooperation contracts with local partners that enable the joint ventures to receive certain percentages of the projects' distributable cash flows. The Company evaluated the MCC investment based on: (i) the population of the Chinese markets where MCC's local partner has licenses to provide wireless and wireline telecommunications service, which the Company estimates at 116,000,000; (ii) the understanding that MCC's local partner would receive additional licenses in the future; and (iii) the possible synergy should the Company ever do business in China.

     In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court District of Delaware. During the course of the bankruptcy proceedings, the acquisition was amended to provide that the Company will fund an escrow account in the amount of up to $2,682,000 for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate. The escrow fund and 5,300,000 VDC shares were placed in escrow pending the resolution of the disputed claims against PortaCom's bankruptcy estate. To the extent that the cash escrow is used, PortaCom will receive proportionally fewer VDC shares. PortaCom had used $1,627,339 of the escrow funds as of December 31, 1998.

     In November 1998, the Company and PortaCom settled a dispute in which the Company alleged that fraud may have been committed against it in connection with the investment in MCC. PortaCom agreed to allow two million VDC shares be held in escrow for up to eighteen months. These shares will be released from escrow contingent upon certain performance criteria. To the extent that the performance criteria are not met, those shares will be returned to VDC. The two million escrow shares have been recorded as a reduction in common shares outstanding at their original issue price of $6.98125 (fair market value as determined at the date of acquisition) and a corresponding reduction in the investment in MCC.

     The investment in MCC has been recorded based on the consideration given which consisted of 3,061,900 common shares at $6.98125 (excludes 2 million shares in escrow), $1,662,236 in cash, the elimination of a loan receivable of $390,522 and 50,000 investment advisory shares valued at $6.00 per share.

5.   Non-cash Compensation

     Sky King entered into a merger agreement with VDC and the Company effective March 6, 1998. This transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Since the assets and liabilities of VDC Corporation Ltd. acquired were monetary in nature, the merger was recorded at the value of the net monetary assets.

     The consideration paid to the former Sky King shareholders in the merger consisted of the issuance of 10 million newly-issued shares of preferred stock of the Company which were convertible, and have been converted, in the aggregate, into 10 million shares of common stock of the Company. Of the consideration paid to the Sky King shareholders, preferred stock of the Company convertible in the aggregate into 4.5 million shares of common stock of the Company (the "Escrow Shares") was placed in escrow to be held and released from time to time as the Company achieved certain performance criteria. As of December 31, 1998, all of the performance criteria had been met. Accordingly,
4.5 million shares have been released from escrow.

     During the six-months ended December 31, 1998, 3.9 million shares were released from escrow. Of the shares released, approximately 2.7 million shares were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in non-cash compensation of $16,146,000 for the six-months ended December 31, 1998. Compensatory shares are related to former Sky King shareholders who are members of the Company's management, their family trusts and minor children and an employee. Non-compensatory shares released related to non-employee shareholders and non-minor children of employee shareholders where beneficial ownership does not exist. The non-compensatory shares have been accounted for as a stock dividend in which the issued stock is recorded at fair value on the date of release through a charge to accumulated deficit.

6.   Shares Surrendered

     In November 1998, an executive officer and member of the Company's Board of Directors ("officer") resigned. In connection with the resignation, the officer surrendered 1,875,000 common shares in exchange for the elimination of a subscription receivable for $164,175. The transaction has been accounted for as the purchase of 1,875,000 shares of treasury stock using the cost method. The subscription receivable represented the officer's basis in his 27.5% ownership in Sky King.

7.   Investment in Masatepe Communications, S.A.

     Masatepe owns a 49% interest in Masatepe Comunicaciones, S.A. ("Masacom"), a Nicaraguan company. Masacom supports the development of Masatepe's operations in Central America. Masatepe carries the investment at cost, adjusted for 100% of Masacom's losses, since the recovery of 51% of the losses is not reasonably assured. Following is Masacom's summary of financial position at December 31, 1998 and results of operations from inception through December 31, 1998:

            Assets                    $72,032
            Liabilities               $10,500
            Results of operations   $(363,268)

8.   Private Placement

     In December 1998, the Company sold 245,159 shares at $3.625, the public market price at that time. The Chairman and CEO and certain family members and entities associated with the Chairman and CEO participated as investors in the private placement. These shares have not been issued, but for financial statement purposes such shares have been treated as if they had been issued and outstanding.

9.   Restructured Note Receivable

     During the six months ended December 31, 1998, the Company restructured notes receivable from debtors by reducing the principal due by $1,598,425 which has been charged to operations. The Company believes this step will maximize the recovery of its investment and expedite payment on the notes. The debt will be repaid in installments through April 1999.

10.  Line of Credit

     In August 1998, the Company entered into a $1,000,000 revolving conditional line of credit to be used for the purposes of issuing certain letters of credit ("LC") to secure payment of certain activities of the Company. Principal payments are due on demand and the interest rate is two percent above the prime rate. The aggregate face amount of all LC's must be collateralized in the form of cash equivalents held by the issuing bank. Collateral at December 31, 1998 consisted of approximately $406,000 in the form of three-month U.S. Government bonds. Each LC expires no later than one year from the date of issuance. As of December 31, 1998, there were no advances issued under the revolving line of credit.

11.  Issuance of Investment Banking Shares

     In December 1998, the Company issued 240,000 common shares previously held in escrow for investment bankers in connection with the March 6, 1998 merger of Sky King with VDC and VDC (Delaware), Inc (n/k/a VDC Communications, Inc.). The shares were issued at the fair market value as of the date of the merger ($2.50 per share) and a corresponding charge to accumulated deficit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to secure the various international licenses, approvals and other authorizations needed to commence operations in Asia, Latin America, China or other foreign countries; (ii) the Company's ability to otherwise develop and implement certain segments of its intended business that are subject to normal start-up risks and uncertainties; (iii) the Company's ability to secure sufficient financing in order to fund its proposed operations; (iv) inherent regulatory, licensing and political risks associated with operations in foreign countries; (v) the Company's dependence on certain key personnel; and (vi) competitive and other market conditions that may adversely affect the scope of the Company's operations. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

The Company is a facilities-based international telecommunications company, focused on international telecommunications gateways and long distance carrier services, which includes IPL's, direct routes and the reselling of other carriers' routes. Its global telecommunications network provides customers both voice and data capabilities. The Company currently carries international telecommunications traffic and has points of presence in major US cities and Central America and is currently developing opportunities in other parts of the world including Asia, Africa and further development in the Americas.

Through VDC Telecommunications, a Delaware corporation, the Company operates an international network of telecommunications services with gateway and/or switch facilities located in New York, Los Angeles and Denver. During the quarter ended December 31, 1998, VDC Telecommunications began carrying wholesale domestic and international telecommunications traffic through its network. VDC Telecommunications provides international carrier services through a United States Federal Communications Commission Overseas Common Carrier Section 214 License ("FCC 214 License"). An FCC 214 License authorizes an entity to provide international telecommunication services. At mid-January 1999, VDC Telecommunications had six contracted carrier customers for carriage of telecommunications traffic or provision of related telecommunication services.

Through Masatepe, a Delaware limited liability company, the Company provides wholesale telecommunications services between Central America and the United States through an operating agreement with the Nicaraguan Post Telephone and Telegraph ("PTT") and an FCC 214 License. Masatepe also holds an Internet license from TELCOR in Nicaragua, and a teleport license in Nicaragua. At mid-January 1999, Masatepe had two carrier customers for carriage of telecommunications traffic. As of February 1999, Masatepe was in the process of increasing the capacity of its Central American network in response to customer demand.

The Company also derives modest revenues from site tower management.

Through VDC Hong Kong, the Company is developing telecommunications capability in Hong Kong and Asia. The Company has been licensed by the Office of Telecommunications Authority in Hong Kong to provide international calling services, value-added services and Internet services. In addition, VDC Hong Kong has an FCC 214 License. VDC Hong Kong is currently in the developmental stage and does not yet provide customers with telecommunications services.

The Company is currently seeking a telecommunications license and operating agreement in Egypt because it believes this market offers significant opportunity. The Company's efforts in Egypt have not resulted in any licenses or agreements to date. There can be no assurances regarding the Company's ability to secure the appropriate regulatory approval to provide wholesale carrier or other telecommunications services in Egypt.

The Company's costs include long distance charges for transmission services, terminating overseas-originated traffic in the United States and terminating domestic originated international traffic outside the United States. In addition, the Company incurs costs associated with business development including selling, general, and administrative costs.

On November 6, 1998, VDC Corporation Ltd., a Bermuda company ("VDC"), merged with and into the Company (the "Domestication Merger"). The effect of the Domestication Merger was that members/stockholders of VDC became stockholders of the Company. The primary reason for the Domestication Merger was to reorganize VDC as a publicly traded U.S. corporation domesticated in the State of Delaware. The Company believes that the Domestication Merger may increase the Company's ability to meet any future equity and debt financing needs, may enhance the marketability of the Company's securities by raising the Company's profile in the U.S. capital markets, may allow investors to assess the Company on a more comparable footing with its competitors domiciled in the

United States and, over time, may have a positive effect on the trading of the Company's securities. Additionally, becoming a Delaware corporation is expected to simplify the Company's tax and securities filings, accounting and operations, and reduce both the cost and burden of these reporting obligations. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of the Company, $.0001 par value per share.

During the quarter ended December 31, 1998, the Company renegotiated the agreement to acquire 2.0 million shares and warrants to purchase 4.0 million shares of MCC. Under the terms of the amended agreement, 2.0 million of the 5.1 million VDC shares issued to purchase the MCC interest will be held in escrow. These shares will be released from escrow contingent upon certain performance criteria. The shares not released will be returned to VDC.

During the quarter ended December 31, 1998, the Company added additional personnel to its sales, technical and corporate development teams. In addition, the former chief operating officer ("COO") resigned from his position to pursue other opportunities. Upon his resignation, the COO returned one million eight-hundred seventy-five thousand (1,875,000) common shares to the Company's treasury. The combination of this with the potential reduction in shares slated for the MCC investment could reduce the Company's base shares by 3,875,000.

Results of Operations

The Company's operations are currently in a transitional phase. The Company began the development of its telecommunications business on March 6, 1998 and has since experienced a ramp-up in business. The Company does not believe, however, that current results are indicative of future performance, given the expected increase in business activity.

For the three months ended December 31, 1998, compared to the three months ended December 31, 1997

Revenues: Total revenues in the three months ended December 31, 1998 increased to $527,567 from $20,295 in the three months ended December 31, 1997. This is the initial result of the implementation of the Company's telecommunications carrier services. Revenues were generated during the period by Masatepe, site tower management, and VDC Telecommunications for an abbreviated portion of the period. Revenue for the corresponding period of the prior year was solely attributable to site tower rentals.

Gross Margin: Negative gross margins were the result of a combination of termination and circuit fees associated with the traffic carried in the quarter and salaries and other operating expenses incurred in advance of the realization of significant telecommunications traffic revenues.

Selling, general & administrative: Selling, general and administrative expenses increased to $797,306 from $108 in the corresponding period of the previous year. This increase was primarily attributable to salaries and corporate development costs necessary for the Company's development and operation of new telecommunications services, including its domestic and global telecommunications network.

Depreciation and Amortization: Depreciation and amortization increased to $240,877 from $1,651 in the corresponding period of the previous year. The increase was primarily attributable to the amortization of goodwill associated with the Masatepe acquisition and depreciation of the Company's telecommunications equipment.

Other income (expense): Other income (expense) was approximately $(1,360,000) for the three months ended December 31, 1998. The Company restructured certain notes receivable to maximize their recovery and wrote off all previously accrued interest. There were no other income (expense) items for the three months ended December 31, 1997.

For the six months ended December 31, 1998, compared to the six months ended December 31, 1997

Revenues: Total revenues in the six months ended December 31, 1998 increased to $728,961 from $40,230 in the six months ended December 31, 1997. This is the initial result of the implementation of the Company's telecommunications carrier services. Revenues were generated during the period by Masatepe, site tower management, and VDC Telecommunications for an abbreviated portion of the period. Revenue for the corresponding period of the prior year was attributable to site tower rentals.

Gross Margin: Negative gross margins were the result of a combination of termination and circuit fees associated with the traffic carried in the period and salaries and other operating expenses incurred in advance of the realization of significant telecommunications traffic revenues.

Selling, general & administrative: Selling, general and administrative expenses increased to $1,719,716 from $183 in the corresponding period of the previous year. This increase was primarily attributable to salaries and corporate development costs necessary for the Company's development and operation of new telecommunications services, including its domestic and global telecommunications network; and professional fees, including consulting, legal and accounting expenses associated with the redeployment of the Company's assets.

Non-cash Compensation Expense: Non-cash compensation expense was $16,146,000 for the six-months ended December 31, 1998 compared to $0 for the corresponding period of the previous year. During the six months ended December 31, 1998, 3.9 million shares of the Company's Series B convertible preferred stock ("Series B Stock"), were released from escrow based upon the achievement of performance criteria which includes the deployment of telecommunications equipment in service areas with an aggregate population of greater than 3.9 million. Of the 3.9 million shares of Series B Stock released,
2.7 million shares were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The non-cash expense reflected on the Company's financial statements was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company's common stock on the date of release.

Depreciation and Amortization: Depreciation and amortization increased to $343,713 from $3,302 in the corresponding period of the previous year. The increase was primarily attributable to the amortization of goodwill associated with the Masatepe acquisition.

Other income (expense): Other income (expense) was approximately $(1,671,000) for the six months ended December 31, 1998. The Company restructured certain notes receivable to maximize their recovery and wrote off all previously accrued interest. There were no other income (expense) items for the six months ended December 31, 1997.

Liquidity and Capital Resources

In the near term, the Company expects to satisfy its working capital requirements and capital commitments with available cash on hand, notes receivable and other short term liquid assets and/or alternative financing arrangements. Management believes that its long-term liquidity needs will be satisfied by achieving positive operating results and cash flow through revenue generated by carrying long distance traffic.

Net cash used in operating activities was approximately $1,959,000 for the six months ended December 31, 1998. The Company collected approximately $550,000 from customers while paying approximately $2,509,000 to its vendors and employees. Net cash used by operating activities of approximately $37,000 for the corresponding period of the previous year was due to the net loss from operations offset by depreciation.

Net cash used by investing activities was approximately $1,367,000 for the six months ended December 31, 1998. Cash was used for capital expenditures on network facilities and switching equipment, the purchase of Masatepe as well as investing in Masatepe's Nicaraguan subsidiary, Masacom. Cash provided by investing activities was attributable to the collection of notes receivable and the return of escrow funds in connection with the investment in MCC. There were no cash flows from investing activities for the six months ended December 31, 1997.

Cash provided by financing activities was approximately $1,741,000 for the six months ended December 31, 1998. This reflects the collection of stock subscriptions receivable and the issuance of common stock less repayments of notes for the purchase of telecommunication equipment. The funds were used to fund operations and capital expenditures. Proceeds provided by financing activities of approximately $132,000 for the corresponding period of the previous year were used to fund operations.

At December 31, 1998 the Company had outstanding capital commitments of approximately $2.5 million for the purchase of network facilities and switching equipment. These commitments are reflected in the Company's consolidated balance sheet at December 31, 1998.

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

In addition, the Company delivered a promissory note to an executive officer of Masatepe in connection with the Masatepe acquisition. The amount due under the note is payable in shares of the Company's common stock on or before September 30, 2001, and will be based on Masatepe's cash flow for the twelve calendar months immediately preceding July 31, 2001.

The Company may also be obligated under the Purchase Agreement to pay a deferred purchase price component (the "Deferred Purchase Price") to the sellers, Activated Communications, Limited Partnership and Marc Graubart on or about April 7, 1999 in the event that the market price of the Company's common stock is less than $7.00 per share, as determined by a formula set forth in the Purchase Agreement. The Deferred Purchase Price is payable in shares of common stock of the Company.

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

The Company is currently evaluating the year 2000 readiness of its computer systems, software applications and telecommunications equipment. It is sending Year 2000 compliance inquiries to certain third parties (i.e. vendors, customers, outside contractors) with whom it has a relationship. These inquiries include, among other things, requests to provide documentation regarding the third party's year 2000 programs, and questions regarding how the third party specifically examined the Year 2000 effect on their computers and what remedial actions will be taken with regard to these problems.

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

Further, if the networks and systems of those on whose services the Company depends and with whom the Company's networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have announced that they expect all of their network and support systems to be year 2000 functional by mid 1999. However, other domestic and international carriers may not be year 2000 functional. The Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. Currently, through its discovery process, the Company has identified an estimated $84,000 of expenditures associated with updating its systems to be compliant with the year 2000. However, the Company expects to find additional expenses pending the finalization of its year 2000 investigation.

The Company believes that the most reasonably likely worst case scenario resulting from the century change could be the inability to route telecommunications traffic at current rates to desired locations for an indeterminable period of time, which could have a material adverse effect on the Company's results of operations and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item not applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Metromedia China Corporation Investment

On June 22, 1998, the Company acquired from PortaCom Wireless, Inc. ("PortaCom") 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share, for an aggregate purchase price of 5,300,000 shares of common stock of VDC Corporation Ltd., a Bermuda company ("VDC Bermuda") and up to $700,000 in cash.

In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court District of Delaware. During the course of the bankruptcy proceedings, the acquisition was amended to provide that VDC Bermuda would fund an escrow account in the amount of up to $2,682,000 (the "Escrow Cash") for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate. To the extent that the cash escrow is used by PortaCom, PortaCom will receive fewer VDC Bermuda shares. The Escrow Cash and 5,300,000 VDC shares (the "Escrow Shares") were placed in escrow pending the resolution of the disputed claims against PortaCom's bankruptcy estate.

In October 1998, the Company, successor to VDC Bermuda pursuant to the Domestication Merger, filed a motion in the United States Bankruptcy Court to block the distribution of escrowed assets in connection with the bankruptcy of PortaCom. The Company filed the motion to permit it to undertake discovery relative to certain aspects of its investment in MCC prior to the distribution of escrowed assets. Following the submission of that motion, the Company, PortaCom, and certain other interested parties, agreed on a stipulation releasing the majority of the Escrow Cash and Escrow Shares, as reduced based upon the use of Escrow Cash, from escrow to be distributed in accordance with PortaCom's Amended Plan of Reorganization as Modified (the "Plan") and postponing the distribution of certain Escrow Shares to PortaCom and PortaCom shareholders.

In November 1998, PortaCom, the Company and Michael Richard, a PortaCom officer charged with certain responsibilities in distributing certain assets in connection with the Plan, entered into a Settlement Agreement pursuant to which 2 million of the Escrow Shares will be retained in escrow for up to eighteen
(18) months (the "Retained Shares"). A portion or all of the Retained Shares shall be released to PortaCom contingent upon certain performance criteria. Those shares not so released will be returned to the Company.

As of February 1999, PortaCom had used approximately $1,669,839 of the Escrow Cash, resulting in PortaCom's return, or obligation to return, approximately 186,105 Escrow Shares to the Company. The unused Escrow Cash has been returned to the Company.

Worldstar Suit

On or about June 10, 1998, Worldstar Communications Corporation ("Worldstar") commenced an action in the United States District Court for the Southern District of New York entitled Worldstar Communications Corporation v. Lindemann Capital L.P., Activated Communications, L.P. and Marc Graubart (Civil Action No. 98 4093) (the "Action"). Worldstar asserts in the Action that, under the terms of a purported joint venture arrangement with Lindemann Capital L.P. ("Lindemann") and Activated Communications, L.P. ("Activated"), Worldstar acquired certain rights to share in the profits and ownership of a telecommunications project in Nicaragua owned by Masatepe Comunicaciones S.A., a Nicaraguan company ("Masatepe S.A."). Masatepe Communications U.S.A., L.L.C. ("Masatepe U.S.A."), which owns a 49% equity interest in Masatepe S.A., was acquired by the Company and is now a wholly-owned subsidiary of the Company.

In the event that the plaintiff prevails in the Action, the value of the Company's interest in Masatepe U.S.A., Masatepe S.A and/or the Nicaraguan Project could be diluted. However, pursuant to the Purchase Agreement through which the Company acquired Masatepe U.S.A. (the "Purchase Agreement"), Activated agreed to indemnify and hold the Company and Masatepe U.S.A. harmless from any loss, liability, claim, damage and expense arising out or resulting from the Action. Under certain circumstances, Activated has an obligation under the Purchase Agreement to repurchase from the Company all or part of the Company's equity interest in Masatepe U.S.A. Furthermore, defendants in the action have filed a motion to dismiss the Action, and are otherwise vigorously defending the Action. In view of the foregoing, the Company does not believe that the claims asserted in the Action will have a material adverse effect on the Company's assets or operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Domestication Merger

On November 6, 1998, VDC Corporation Ltd., a Bermuda company ("VDC Bermuda"), merged with and into the Company (the "Domestication Merger") pursuant to the terms of an Agreement and Plan of Merger, made as of October 5, 1998, by and between VDC Bermuda and the Company (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, each outstanding share of VDC Bermuda common stock, par value $2.00 per share, was converted into the right to receive one share of Company common stock, par value $.0001 per share ("Common Stock"). Additionally, each outstanding share of Company preferred stock was changed and converted into one share of Company Common Stock. Additional information required by this Item is provided in the registrant's Registration Statement on Form S-4, filed with the SEC on September 9, 1998 and is incorporated by reference herein.

Recent Sales of Unregistered Securities

On December 22, 1998, the Company issued 129,852 shares of Company Common Stock in the name of FAC Enterprises, Inc. ("FAC"), 70,000 shares of Company Common Stock in the name of SPH Investments Inc. ("SPH Investments"), and 40,148 shares of Company Common Stock in the name of SPH Equities Inc. ("SPH Equities") in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act (the "Investment Banking Shares"). The Investment Banking Shares were issued in the name of FAC, SPH Investments, and SPH Equities as an investment banking fee for their work in arranging for, and providing services in connection with, the merger of Sky King Communications, Inc., a Connecticut corporation, with and into VDC (Delaware), Inc., a Delaware corporation. The aggregate value of the services rendered as consideration for the Investment Banking Shares was $600,000.

On December 23, 1998, the Company sold 245,159 shares of Company Common Stock to accredited investors consisting of Frederick A. Moran and certain entities associated with and family members of Frederick A. Moran for an aggregate purchase price of $888,701.38 in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Item not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Domestication Merger

On October 30, 1998, VDC Bermuda held a Special General Meeting of its shareholders (the "VDC Bermuda Meeting"). At the VDC Bermuda Meeting the shareholders voted on the merger of VDC Bermuda with and into the Company. Holders of 8,519,975 shares voted in favor of the Domestication Merger. Holders of 42,016 shares voted against the Domestication Merger. Holders of 5,830 shares abstained from voting on the Domestication Merger.

The sole holder of shares of Company Common Stock, par value $.0001 per share, prior to the Domestication Merger voted for the Domestication Merger pursuant to a Unanimous Written Consent dated November 5, 1998.

The holders of Company Series A convertible preferred stock, par value $.0001 per share ("Series A Stock") and Series B convertible preferred stock, par value $.0001 per share ("Series B Stock") approved the Domestication Merger pursuant to a Written Consent dated November 4, 1998. Holders of 3,832,767.4 shares of Series A Stock voted for the Domestication Merger. Holders of 4,373,400.6 shares of Series B Stock voted for the Domestication Merger. No abstentions or votes against the Domestication Merger were noted by holders of Series A or Series B Stock on the Written Consent.

ITEM 5. OTHER INFORMATION

     The Company has decided to postpone the Company's 1999 Annual Meeting of Shareholders (the "Annual Meeting") until on or about December 3, 1999. To be considered for inclusion in the Company's proxy statement relating to the Annual Meeting, Company shareholder ("Shareholder") proposals must be received no later than August 2, 1999. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received no later than October 14, 1999, nor earlier than September 17, 1999. All Shareholder proposals should be marked for the attention of Secretary, VDC Communications, Inc., 75 Holly Hill Lane, Greenwich, Connecticut 06830.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      Exhibit No.                                 Description                                 Method of Filing
      -----------                                 -----------                                 ----------------
          2.1           Agreement and Plan of Merger, made as of October 5, 1998, by                 (1)
                        and between VDC Corporation Ltd. and VDC Communications, Inc.

          3.1           Certificate of Incorporation, as amended                                     (1)



          3.2           Amended and Restated Bylaws                                                  (1)

          4.1           1998 Stock Incentive Plan                                                    (2)

         10.1           Settlement, Release and Discharge Agreement, by and among VDC                (3)
                        Communications, Inc., Dr. James C. Roberts, and Frederick A.
                        Moran, dated November 19, 1998

         10.2           Settlement Agreement between VDC Communications, Inc., PortaCom              (3)
                        Wireless, Inc., and Michael Richards, dated November 24, 1998

         10.3           Director Agreement with Dr. Leonard Hausman, dated November 4,               (4)
                        1998

         10.4           Option to Purchase 25,000 shares granted to Dr. Leonard                      (4)
                        Hausman, dated November 4, 1998

         10.5           Registration Rights Agreement between VDC Corporation Ltd. and               (4)
                        Dr. Leonard Hausman, dated November 4, 1998

         10.6           Director Agreement with James Dittman, dated November 4, 1998                (4)

         10.7           Option to Purchase 25,000 shares granted to James Dittman,                   (4)
                        dated November 4, 1998

         10.8           Registration Rights Agreement between VDC Corporation Ltd. and               (4)
                        James Dittman, dated November 4, 1998

         27.1           Financial Data Schedule                                                      (4)

(1) Filed as an Exhibit to registrant's registration statement on Form S-4, filed with the SEC on September 9, 1998, and incorporated by reference herein.

(2) Filed as an Exhibit to registrant's registration statement on Form 8-A/A, filed with the SEC on January 19, 1999, and incorporated by reference herein.

(3) Filed as an Exhibit to Current Report on Form 8-K dated November 19, 1998, and incorporated by reference herein.

(4)      Filed herewith.


         (b) Reports on Form 8-K

         Report on Form 8-K, dated November 19, 1998, reporting resignation of Dr. James C. Roberts, and improvement of terms of acquisition of Metromedia China Corporation securities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VDC COMMUNICATIONS, INC.

By: /s/  Frederick A. Moran                             Dated: February 11, 1999
   ------------------------------------------
         Frederick A. Moran
         Chairman, Chief Executive Officer,
         Chief Financial Officer and Director

                                  EXHIBIT INDEX

Exhibit                                                                             Page Number in
Number                                                                                 Rule 0-3(b)
(Referenced to                                                                         Sequential
Item 601 of                                                                         Numbering System
Reg. S-K)                                                                           Where Exhibit Can
                                                                                        Be Found
10.3            Director Agreement with Dr. Leonard Hausman, dated November 4,
                1998

10.4            Option to Purchase 25,000 shares granted to Dr. Leonard
                Hausman, dated November 4, 1998

10.5            Registration Rights Agreement between VDC Corporation Ltd. and
                Dr. Leonard Hausman, dated November 4, 1998

10.6            Director Agreement with James Dittman, dated November 4, 1998

10.7 Option to Purchase 25,000 shares granted to James Dittman, dated November 4, 1998

10.8            Registration Rights Agreement between VDC Corporation Ltd. and
                James Dittman, dated November 4, 1998

27.1            Financial Data Schedule