Form 10-K/A
period 1998-06-30
VDC COMMUNICATIONS INC
filed 1999-02-17
CIK 784961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


     The investment in MCC was recorded on the Company's financial statements based on the MCC Purchase Price. The Company will continue to assess the investment in MCC for asset impairment. It will assess the market value of MCC quarterly by applying a valuation technique commonly used in the telecommunications industry. It is based on the population in areas in China where MCC operates or has rights/licenses as well as the expected value of these rights/licenses. Additionally, the Company will be able to assess Metromedia International Group's reporting of their investment for possible impairment. The Company evaluated this investment based on: (i) the population of the Chinese markets where MCC has licenses to provide wireless and wireline telecommunications service, which the Company estimates at 116,000,000; (ii) the understanding that MCC would receive additional licenses in the future; and
(iii) the possible synergy should the Company ever do business in China.

 The Company will continue to assess the investment in MCC for asset impairment. It will assess the market value of MCC quarterly by applying a valuation technique commonly used in the telecommunications industry. It is based on the population in areas in China where MCC operates or has rights/licenses as well as the expected value of these rights/licenses. Additionalloy, the Company will be able to value Metromedia International Group's reporting of their investment for possible impairment

Government Regulation

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Pursuant to the approval of the Company's Board of Directors, on May 21, 1998, the Company terminated the engagement of Neville Russell, chartered accountants ("Neville"), as the principal accountants to audit its financial statements, effective immediately. Neville's report dated December 24, 1997 on the Company's financial statements for Fiscal 1996 and 1997 did not contain any adverse opinion, disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles.


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


     Pursuant to the approval of the Company's Board of Directors, the Company engaged BDO Seidman, LLP ("BDO") as the principal accountants to audit its financial statements effective as of May 12, 1998. During Fiscal 1996 and 1997 and the interim period subsequent to fiscal year 1997, as well as the interim period from June 30, 1997 (the end of the Company's 1997 fiscal year) to May 21, 1998 (the date of Neville's dismissal as the Company's certifying accountants), neither the Company nor anyone on its behalf consulted BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by BDO.

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


                                                                BDO Seidman, LLP


Valhalla, New York
September 1, 1998

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                                     Consolidated Balance Sheets


==================================================================================================================
                                                                                        June 30,          June 30,
                                                                                            1997             1998
------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                                        $      1,430      $  2,212,111
   Marketable securities (Note 3)                                                           --             451,875
   Notes receivable - current (Note 4)                                                      --           2,800,000
------------------------------------------------------------------------------------------------------------------
              Total current assets                                                         1,430         5,463,986
Property, plant and equipment, less accumulated
   depreciation (Note 7)                                                                  13,570           331,316
Notes receivable, less current portion (Note 4)                                             --           1,500,000
Investment in MCC (Note 5)                                                                              37,790,877
Deposits (Note 7)                                                                           --             567,775
Other assets                                                                                --             169,730
------------------------------------------------------------------------------------------------------------------
              Total assets                                                          $     15,000      $ 45,823,684
==================================================================================================================
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses                                            $        250      $    156,185
------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                      250           156,185
------------------------------------------------------------------------------------------------------------------
Commitments (Notes 5, 7, 11 and 13)
Stockholders' equity:
   Convertible Preferred Stock Series A (Note 8)                                             550               399
   Convertible Preferred Stock Series B (Note 8)                                            --                  60
   Common stock (Note 8)                                                                    --          22,923,214
   Additional paid-in capital                                                             73,331        29,417,561
   Accumulated deficit                                                                   (59,131)       (5,323,559)
   Stock subscriptions receivable (Note 6)                                                  --          (1,425,951)
   Unrealized gain on marketable securities (Note 3)                                        --              75,775
------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                  14,750        45,667,499
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $     15,000      $ 45,823,684
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

                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                 Consolidated Statements of Stockholders' Equity

================================================================================



                                           Convertible                        Convertible
                                         Preferred Stock                    Preferred Stock
                                             Series A                          Series B                     Common Stock
                                        --------------------             --------------------           --------------------
                                        Shares        Amount             Shares         Amount          Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1996                    -          $  -                  -          $   -                 -     $       -
Issuance of stock (Note 2)          5,500,000           550                  -              -                 -             -
Capital contribution                        -             -                  -              -                 -             -
Net loss                                    -             -                  -              -                 -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996             5,500,000           550                  -              -                 -             -
Capital contribution                        -             -                  -              -                 -             -
Net loss                                    -             -                  -              -                 -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997             5,500,000           550                  -              -                 -             -
Issuance of stock subscription
   receivable (Note 6)                      -             -                  -              -                 -             -
Reverse acquisition (Note 9)                -             -                  -              -         3,698,373     7,396,724
Collections on stock
   subscriptions receivable                 -             -                  -              -                 -             -
Release of escrow shares
   (Note 9)                                 -             -            600,000             60                 -             -
Issuance of common stock in
   connection with investment
   in MCC (Note 5)                          -             -                  -              -         4,965,828     9,931,678
Issuance of common stock                    -             -                  -              -         1,130,584     2,261,168
Issuance of stock for notes
   (Note 6)                                 -             -                  -              -           154,322       308,644
Preferred stock conversion to
   common stock                    (1,512,500)         (151)                 -              -         1,512,500     3,025,000
Unrealized gain on marketable
   securities                               -             -                  -              -                 -             -
Net loss                                    -             -                  -              -                 -             -
-----------------------------------------------------------------------------------------------------------------------------
                                    3,987,500         $ 399             600,000           $60        11,461,607   $22,923,214
=============================================================================================================================







                                                                                   Unrealized
                                 Additional                           Stock          gain on
                                  Paid-in        Accumulated       Subscriptions    Marketable
                                  Capital          Deficit           Receivable     Securities       Total
------------------------------------------------------------------------------------------------------------
Balance, January 3, 1996         $               $        -         $        -        $    -        $     -
Issuance of stock (Note 2)             450                -                  -             -           1,000
Capital contribution                41,951                -                  -             -          41,951
Net loss                                 -          (26,702)                 -             -         (26,702)
------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996             42,401          (26,702)                 -             -          16,249
Capital contribution                30,930                -                  -             -          30,930
Net loss                                 -          (32,429)                 -             -         (32,429)
------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997             73,331          (59,131)                 -             -          14,750
Issuance of stock subscription
   receivable (Note 6)             164,175                -           (164,175)            -               -
Reverse acquisition (Note 9)      (237,506)      (1,105,524)          (465,838)            -       5,587,856
Collections on stock
   subscriptions receivable              -                -            287,800             -         287,800
Release of escrow shares
   (Note 9)                      3,258,034       (1,004,094)                 -             -       2,254,000
Issuance of common stock in
   connection with investment
   in MCC (Note 5)              24,686,946                -                  -             -      34,618,624
Issuance of common stock         3,722,336                -                  -             -       5,983,504
Issuance of stock for notes
   (Note 6)                        775,094                -         (1,083,738)            -               -
Preferred stock conversion to
   common stock                 (3,024,849)               -                 -              -               -
Unrealized gain on marketable
   securities                            -                -                 -         75,775          75,775
Net loss                                 -       (3,154,810)                -              -      (3,154,810)
------------------------------------------------------------------------------------------------------------
                               $29,417,561      $(5,323,559)      $(1,425,951)       $75,775     $45,667,499
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

2. Significant Accounting         (a) Basis of Presentation
   Policies

                                      On March 6, 1998 ("Effective date"), Sky King Communications, Inc. ("Sky King")
                                      entered into a merger agreement with VDC Corporation Ltd. ("VDC") and VDC
                                      (Delaware), Inc. ("Sub", a wholly-owned subsidiary of VDC). Under the agreement, all of the outstanding shares of Sky King's common stock were exchanged for Sub preferred stock convertible into up to 10 million newly issued shares of Sub common stock. Sub Preferred Stock Series A that is convertible into 5.5 million shares of Sub common stock was issued at the closing, and Sub Preferred Stock Series B convertible into the remaining 4.5 million shares of Sub common stock was placed and held in escrow pending the achievement of certain performance criteria. The
                                      Merger Agreement requires the Company to use diligent efforts to domesticate as a United States corporation within one year following the Effective Date. The domestication is  anticipated to occur through the merger of the Company into the
                                      Sub (the "Domestication Merger"). Upon the occurrence of the Domestication
                                      Merger, the shares of Sub Preferred Stock issued to the former Sky King
                                      Shareholders in the Merger would automatically convert into shares of Sub Common
                                      Stock. In the event that the Domestication Merger does not occur within one year following the Effective Date, the Sub Preferred Stock would be converted for common shares of the Company (the "Company Common Shares"), on a share for share basis, resulting in the issuance of up to 10,000,000 Company Common Shares.
                                      Based upon the number of Company Common Shares outstanding as of the Effective
                                      Date, the former Sky King Shareholders would become the majority shareholders of the Company Common Shares through either the Domestication Merger or through the issuance of Company Common Shares in lieu of the Domestication  Merger.
                                      Simultaneous with the merger, Sub changed its name to Sky King Communications,
                                      Inc. ("Sky King Communications, Inc."). This transaction was accounted for as a reverse acquisition whereby Sky King is the acquirer for accounting purposes.
                                      Accordingly, the historical financial statements presented are those of Sky King prior to the merger on March 6, 1998 and reflect the consolidated results of Sky
                                      King and VDC, and VDC's wholly-owned subsidiary subsequent to the merger. For periods prior to the merger, the Sky King shares outstanding have been retroactively restated to reflect the number of shares and par value of VDC
                                      (Delaware), Inc. shares received in the merger. In September 1998, Sky King
                                      Communications, Inc. changes its name to VDC Communications, Inc.

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

                                  (j) Loss Per Share of Common Stock

                                      During February 1997, the Financial Accounting Standards Board ("FASB")
                                      issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earning
                                      Per Share," which replaces the presentation of primary earnings per share
                                      ("EPS"), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS 128 as of July 1, 1997. The adoption of
                                      SFAS 128 did not effect the Company's financial statement disclosures. Loss per common share-basic is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Diluted loss per share is not presented because the effect of the convertible securities is antidilutive.
                                      Warrants to purchase 938,546 shares of common stock at prices ranging from
                                      $4.00 to $5.00 are not included in the computation of diluted loss per share because they are antidilutive due to the net loss. If the preferred shares issued were considered to be common shares, loss per share would have been
                                      $(0.00), $(0.00) and $(0.44) for the periods ended June 30, 1996, June 30,
                                      1997 and June 30, 1998.


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

                                  Under the agreements, principal payments due under these notes are $450,000 in
                                  June 1998, $1,350,000 in February 1999, $1,000,000 in May 1999, $1,000,000 in
                                  August 1999 and $500,000 in September 1999. The  borrowers have made payments of
                                  $1,000,000 since the inception of these notes, including $700,000 through June 30,
                                  1998.  Interest of $161,333 has been accrued on these notes through June 30, 1998.


                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements


====================================================================================================================

5. Investment in MCC              On June 8, 1998 the Company acquired from Portacom Wireless, Inc. ("PortaCom") two million shares of common stock of Metromedia China Corporation (formerly Metromedia
                                  Asia Corporation) ("MCC") and warrants to purchase four million shares of common stock of MCC at $4.00 per share. The warrants expire on September 13, 1999. MCC operates joint ventures in China under the direction of its majority owner,
                                  Metromedia International Group. The joint ventures invest in network construction and development of telephony networks in China and participate in project cooperation contracts with local partners that enable the joint ventures to receive certain percentages of the projects' distributable cash flows. The purchase  price and number of shares under the warrant agreement are subject to adjustments based on capital changes of MCC. The investment was recorded at cost, based on the consideration given which included 4,915,828 common shares of the Company at the market value of $6.98125, the elimination of a loan receivable and accrued interest of $390,522 and $2,781,731 in cash. The Company's management has stated that they intend to raise the necessary funds to exercise the warrants. The MCC common shares and warrants represent a potential 8.7% interest in the outstanding common stock of
                                  MCC on a fully exercised basis. In connection with the MCC acquisition, the Company incurred an investment advisory fee of 50,000 common shares at $6.00 per share.


                                  In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under
                                  Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy
                                  Court. In connection with PortaCom's bankruptcy proceedings, the acquisition agreement provides that the Company will fund an escrow account in the amount of up to $2,682,000 (included in the $2,781,731 noted above) for the benefit of holders of priority unsecured claims and general unsecured claims against
                                  PortaCom's bankruptcy estate. The extent that the cash escrow is used by
                                  PortaCom, it will receive fewer VDC shares. The number of VDC shares that will ultimately be issued shall be the difference between 5,300,000 shares and the principal amount of the cash escrow divided by the value of the Company's stock.
                                  The escrow fund and VDC shares shall be held in escrow pending the resolution of the disputed claims against PortCom's bankruptcy estate.


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

                                  In March 1998, prior to the merger (note 9), 253,000 shares of VDC were issued in exchange for a $632,500 note which bears interest at 8% and is due in March, 1999.
                                  The stock subscription receivable arose in connection with the merger as a component of the capital structure of VDC Corporation Ltd., which was assumed in the reverse acquisition merger. It was entered into with an unrelated third party at fair value prior to the merger. The unpaid balance at June 30, 1998 of $344,700 has been presented as a reduction of stockholders' equity.

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

8. Capital Stock and              Capital stock is comprised of the following:
   Capital Transactions



                                                                                      June 30,       June 30,
                                                                                        1997           1998
                                  ----------------------------------------------------------------------------------
                                  Convertible Preferred Stock Series A of VDC
                                     (Delaware), Inc., non-voting, $.0001 par
                                     value, shares authorized, 5,500,000
                                     issued, outstanding 5,500,000 at June 30,
                                     1997 and 3,987,500 at June 30, 1998(a)                $ 550       $       399
                                  Convertible Preferred Stock Series B of VDC
                                     (Delaware), Inc. non-voting $.0001 par
                                     value shares authorized 4,500,000 issued
                                     and outstanding 600,000 at June 30,
                                     1998(a)                                                  --                60
                                  Common stock of VDC Corporation, Ltd. $2
                                     par value, shares authorized 50,000,000,
                                     issued and outstanding 11,461,607 at June
                                     30, 1998                                              $  --       $22,923,214
                                  ==================================================================================


                                  (a) The convertible preferred stock, which is non voting, is convertible into up to 10 million newly issued shares of VDC (Delaware), Inc. common stock upon the domestication of VDC Corporation Ltd. into VDC (Delaware), Inc.
                                      If the domestication does not occur within one year of the merger (Note 9), the convertible preferred stock will be exchangeable into common stock of
                                      VDC Corporation Ltd. on a share for share basis. There are 3.9 million shares of Series B Preferred Stock held in escrow at June 30, 1998 under the merger agreement (See Note 9). In June, 1998, with the approval of the Boards of
                                      Directors of VDC and Sub, 1,512,500 shares of Convertible Preferred
                                      Stock Series A were converted into 1,512,500 shares of VDC Corporation Ltd.
                                      Common Stock. The exchange was accounted for on a share for share basis with the cumulative difference in par values reflected as an adjustment to additional paid in capital.


                                  On March 6, 1998, Sky King Communications, Inc. entered into a merger agreement with VDC Corporation Ltd. and VDC (Delaware), Inc. wherein all of the outstanding shares of Sky King Communications, Inc. were exchanged for preferred shares of
                                  VDC (Delaware), Inc. (See Note 9). For periods prior to the merger, the Sky King
                                  Communications, Inc. shares outstanding have been retroactively restated to reflect the number of shares and par value of VDC (Delaware), Inc. shares received in the merger.


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

                                  At June 30, 1998, the Company had outstanding warrants to acquire an aggregate of
                                  938,546 shares of common stock at prices ranging from $4.00 to $5.00. These warrants were issued prior to the March 6, 1998 merger in connection with obligations arising prior to that date. The warrants were assumed by Sky King in the merger.
                                  The warrants originally were to expire in August 1998. At that date, they were extended until 30 days following the effective date of a registration statement for the underlying common stock.

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

                                  The Company is obligated to pay investment banking fees in connection with the merger in an aggregate amount equal to 5% of the total merger consideration or
                                  444,852 common shares of VDC Corporation, Ltd. (Note 9). The issuance of the shares is subject to the satisfaction of certain contingencies relating to the collection of stock subscriptions receivable existing at the date of merger which have not yet been satisfied. Upon issuance, the shares will be accounted for as an additional cost of acquiring the net monetary assets of VDC Corporation,
                                  Ltd. This will result in the recognition of the shares at the fair value as of the date of the merger ($2.50 a share) and a corresponding increase in accumulated deficit.



                                           VDC Corporation Ltd. and Subsidiaries
                                        (Formerly Sky King Communications, Inc.)

                                      Notes to Consolidated Financial Statements

====================================================================================================================

9. Merger                         On March 6, 1998, Sky King Communications, Inc. entered into a merger agreement with VDC Corporation Ltd. and VDC (Delaware), Inc. (See Note 2). This transaction is being accounted for as a reverse acquisition whereby Sky King is the acquirer for accounting purposes. Since the assets and liabilities of VDC Corporation Ltd.
                                  acquired were monetary in nature, the merger has been recorded at the value of the net monetary assets. VDC Corporation Ltd. operated as an investment company prior to the merger. Its assets and liabilities consisted of cash, notes receivable, investments in and advances to PortaCom and accounts payable. Operations of VDC
                                  Corporation Ltd. consisted of the management of its investments.

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

                                  The historical financial statements presented are those of Sky King prior to the merger and reflect the consolidated results of Sky King and VDC, and VDC's wholly-owned subsidiaries subsequent to the merger. Pro forma unaudited consolidated results of operations as if the merger had taken place as of July 1,
                                  1996, rather than at March 6, 1998 are as follows:


                                                                                           Years ended June 30,
                                                                                     ------------------------------
                                                                                           1997              1998
                                  ----------------------------------------------------------------------------------
                                  Revenue                                               $43,248           $99,957
                                  Loss before extraordinary items                    (1,205,416)       (4,764,998)
                                  Net loss                                           (1,637,691)       (4,764,998)
                                  Net loss per common share - basic                        (.44)            (1.06)
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

                                  During the year ended June 30, 1998, 600,000 shares were released from escrow. Of the 600,000 shares released, 415,084 shares were considered to be compensatory resulting in noncash compensation of $2,254,000 based on the fair value of the
                                  Company's common stock when released. Compensatory shares are related to members of the Company's management, their family trusts and minor children and two employees. Noncompensatory shares released related to former Sky King shareholders who are neither employee shareholders nor minor children of employee shareholders where beneficial ownership does not exist. The non-compensatory shares have been accounted for as a stock dividend in which the issued stock is recorded at fair value on the date of release through a charge to accumulated deficit. The future release of escrow shares which are considered compensatory could have a significant impact on the Company's future operating results.


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