Form 10-Q/A
period 1998-09-30
VDC COMMUNICATIONS INC
filed 1999-02-17
CIK 784961

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              September 30, 1998        June 30, 1998
                                                              ------------------        -------------
                                                                 (Unaudited)
                                                                 -----------
Assets
Current:
     Cash and cash equivalents                                      $    512,381         $  2,212,111
     Restricted Cash                                                     400,000                 --
     Marketable securities                                               150,625              451,875
     Accounts Receivable                                                 192,868                 --
     Notes receivable - current                                        3,600,000            2,800,000
                                                                    ------------         ------------
          Total current assets                                         4,855,874            5,463,986
                                                                    ------------         ------------

Property, plant and equipment, less accumulated depreciation           3,217,690              331,316
Notes receivable, less current portion                                      --              1,500,000
Investment in MCC                                                     37,691,143           37,790,877
Deposits                                                                 356,963              567,775
Goodwill less accumulated amortization                                 1,040,003                 --
Other assets                                                             209,541              169,730
                                                                    ------------         ------------
          Total assets                                              $ 47,371,214         $ 45,823,684
                                                                    ------------         ------------

Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                          $  1,515,702         $    156,185
     Note payable                                                        192,379                 --
                                                                    ------------         ------------
          Total current liabilities                                    1,708,081              156,185
                                                                    ------------         ------------

Stockholders' equity:
     Convertible Preferred Stock Series A                                    --                   --
     Convertible Preferred Stock Series B                                    --                    60
     Common Stock                                                          2,008                1,545
     Additional paid-in capital                                       75,527,329           51,234,105
     Accumulated deficit                                             (29,094,166)          (4,218,035)
     Stock subscriptions receivable                                     (508,875)          (1,425,951)
     Accumulated comprehensive income (deficit)                         (263,163)              75,775
                                                                    ------------         ------------
          Total stockholders' equity                                  45,663,133           45,667,499
                                                                    ------------         ------------
Total liabilities and stockholders' equity                          $ 47,371,214         $ 45,823,684
                                                                    ------------         ------------


See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                            Three Months Ended
                                                  September 30, 1998   September 30, 1997
                                                  ------------------   ------------------
Revenue                                                 $    201,394         $     19,935
Direct costs of revenues                                     341,421               20,249
                                                        ------------         ------------
     Gross margin                                           (140,027)                (314)
                                                        ------------         ------------

Selling, general and administrative                          922,410                   75
Depreciation and amortization                                102,836                1,651
Non-cash compensation                                     16,146,000                  --
                                                        ------------         ------------

     Total operating expenses                             17,171,246                1,726
                                                        ------------         ------------

Operating loss                                           (17,311,273)              (2,040)
                                                        ------------         ------------

Other income (expense)
Loss on note restructuring                                  (400,000)
Other income                                                  89,142                 --
                                                        ------------         ------------
     Total other income (expense)                           (310,858)                --
                                                        ------------         ------------

Net loss                                                $(17,622,131)        $     (2,040)
                                                        ------------         ------------

Other Comprehensive income (loss), net of tax:

       Unrealized loss on marketable securities             (338,938)                --
                                                        ------------         ------------
Comprehensive loss                                      $(17,961,069)        $     (2,040)
                                                        ------------         ------------

Net loss per common share - basic                       $      (1.01)        $      (0.00)
                                                        ------------         ------------
Weighted average number of shares outstanding             17,429,618            9,199,838
                                                        ------------         ------------


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

5.   Noncash Compensation


         Sky King entered into a merger agreement with VDC and the Company effective March 6, 1998. This transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Since the assets and liabilities of VDC Corporation, Ltd. acquired were monetary in nature, the merger was recorded at the value of the net monetary assets.


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


         During the three months ended September 30, 1998, 3.9 million shares were released from escrow. Of the shares released, approximately 2.7 million shares were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in noncash compensation of $16,146,000 for the three months ended September 30, 1998. Compensatory shares are related to members of the Company's management, their family trusts and minor children and an employee. Noncompensatory shares released related to former SKY King shareholders who are non employee shareholders and non minor children of employee shareholders where beneficial ownership does not exist. The non compensatory shares have been accounted for as a stock dividend in which the isuued stock is recorded at fair value on the date of release through a charge to accumulated deficit.


6.   Metromedia China Corporation Investment

         On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom") 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share. The MCC shares and warrants represent an approximate 8.7% interest in the outstanding common stock of MCC. MCC operates joint ventures in China under the direction of its majority owner, Metromedia International Group. The joint ventures invest in network construction and development of telephony networks in China and participate in project cooperation contracts with local partners that enable the joint ventures to receive certain percentages of distributable cash flows. The Company evaluated the MCC investment based on: (i) the population of the Chinese markets where MCC has licenses to provide wireless and wireline telecommunications service, which the Company estimates at 116,000,000; (ii) the understanding that MCC would receive additional licenses in the future; and (iii) the possible synergy should the Company ever do business in China. The investment has been recorded based on the consideration given which consisted of 4,943,438 common shares valued at $6.98125, $2,489,245 in cash, the elimination of a loan receivable of $390,522 and 50,000 investment advisory shares valued at $6.00 per share.



         In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court District of Delaware. During the course of the bankruptcy proceedings, the acquisition was amended to provide that the Company will fund an escrow account in the amount of up to $2,682,000 for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate. The escrow fund and 5,300,000 VDC shares were placed in escrow pending the resolution of the disputed claims against PortaCom's bankruptcy estate. To the extent that the cash escrow is used by PortaCom, it will receive fewer VDC shares. PortaCom had used $123,412 of the escrow funds as of September 30, 1998.


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

8.   Subsequent Event

         On November 6, 1998, the Company completed the Domestication Merger with VDC. The effect of the Domestication Merger was that members of VDC became stockholders of the Company. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of the Company, $.0001 par value per share. The Domestication Merger was accounted for as a capital reorganization which has been given retroactive effect in the financial statements for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exhanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of the Company, $.0001 par value per share. The Domestication Merger was accounted for as a capital reorganization which has been given retroactive effect in the financial statements for all periods presented. When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to secure the various international licenses, approvals and other authorizations needed to commence operations in Eastern Europe, Asia, Latin America, China or other foreign countries; (ii) the Company's ability to otherwise develop and implement certain segments of its intended business that are subject to normal start-up risks and uncertainties;
(iii) the Company's ability to secure sufficient financing in order to fund its proposed operations; (iv) inherent regulatory, licensing and political risks associated with operations in foreign countries; (v) the Company's dependence on certain key personnel; and (vi) competitive and other market conditions that may adversely affect the scope of the Company's operations. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.


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


Noncash Compensation Expense: Noncash compensation expense was $16,146,000 for the three months ended September 30, 1998 compared to $0 for the corresponding period of the previous year. During the three months ended September 30, 1998,
3.9 million shares of the Company's Series B convertible preferred stock ("Series B Stock"), were released from escrow based upon the achievement of performance criteria which included releasing 500,000 shares upon each procurement of one or more frequency, operating and/or business licenses to provide the following types of services to an aggregate minimum population of 500,000 people: wireless or wired Telephony, local loop telephony, and in country long distance telephony services, or international long distance telephony gateways or internet services provision: plus increments of 100,000 shares for each 100,000 people in excess of the aggregate minimum population of 500,000. The Company satisfied the performance criteria by obtaining a United States Federal Communications Commission Overseas Carrier Section 214 license authorizing it to provide international long distance telephony service internationally and completed the construction of an international telecommunications gateway switch in New York City which has a surrounding population of 15 million people. Of the 3.9 million shares of Series B Stock released, 2.7 million shares were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The non-cash expense reflected on the Company's financial statements was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company's common stock on the date of release.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits


     Exhibit No.     Description                                Method of Filing
     -----------     -----------                                ----------------
     2.1             Amended and Restated Agreement and Plan           (1)
                     of Merger, dated as of December 10, 1997,
                     by and among VDC Corporation Ltd., VDC
                     Communications, Inc. (formerly known as
                     VDC (Delaware), Inc.) and Sky King
                     Communications, Inc.

     2.2             Amendment to Amended and Restated Agreement       (1)
                     and Plan of Merger, dated as of March 6,
                     1998, by and among VDC Corporation Ltd.,
                     VDC Communications, Inc.(formerly known as
                     VDC (Delaware), Inc.) and Sky King
                     Communications, Inc.

     2.3             Agreement and Plan of Merger, made                (2)
                     as of October 5, 1998, by and between
                     VDC Corporation Ltd. and VDC
                     Communications, Inc. (f/k/a Sky King
                     Communications, Inc.)

     3.1             Articles of Incorporation, as amended             (2)

     3.2             Amended and Restated Bylaws                       (2)

     27              Financial Data Schedule                           (3)



(1) Filed as an Exhibit to the Company's Current Report on Form 8-K, dated March 6, 1998, and incorporated by reference herein.



(2) Filed as an Exhibit to the Company's registration statement on Form S-4, filed with the SEC on September 9, 1998, and incorporated by reference herein.



(3)      Filed herewith.


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