Form 10-Q
period 1999-03-31
VDC COMMUNICATIONS INC
filed 1999-05-14
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

            (1)   Yes       X             No
                        ---------               ---------

            (2)   Yes       X             No
                        ---------               ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.0001 par value 18,853,257 as of May 10, 1999

                            VDC COMMUNICATIONS, INC.

                                      INDEX
                                      -----

PART I      FINANCIAL INFORMATION                                         PAGE
            ---------------------                                         ----

            Item 1.  Consolidated balance sheets as of  June 30, 1998
                     and March 31, 1999                                    3

                     Consolidated  statements  of operations  and
                     comprehensive loss for the three and nine month
                     periods  ended  March 31, 1999 and 1998               4

                     Consolidated statements of cash flows for the
                     nine months ended March 31, 1999 and 1998             5

                     Notes to consolidated financial statements            6-11


            Item 2.  Management's discussion and analysis of financial
                     condition and results of operations                  12-22


            Item 3.  Quantitative and qualitative disclosures about
                     market risk                                          22


PART II     OTHER INFORMATION
            -----------------

            Item 1.  Legal Proceedings                                    23


            Item 2.  Changes in Securities and Use of Proceeds            23-25


            Item 3.  Defaults Upon Senior Securities                      25


            Item 4.  Submission of Matters to a Vote of Security Holders  25


            Item 5.  Other Information                                    25


            Item 6.  Exhibits and Reports on Form 8-K                     25-26

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                March 31, 1999     June 30, 1999
                                                                --------------     -------------
                                   (Unaudited)
Assets
Current:
     cash and cash equivalents                                         241,507         2,212,111
     restricted cash                                                   411,713                 -
     marketable securities                                             103,630           451,875
     accounts receivable                                               396,991                 -
     notes receivable - current                                      1,254,979         2,800,000
                                                               ----------------------------------
          Total current assets                                       2,408,820         5,463,986

property and equipment, less accumulated depreciation                5,747,236           331,316
notes receivable, less current portion                                       -         1,500,000
investment in MCC                                                    4,340,000        37,790,877
intangible assets less accumulated amortization                        756,369                 -
investment - at equity                                                  96,092                 -
Other assets                                                           324,623           737,505
                                                               ----------------------------------
                                                               ==================================
          Total assets                                              13,673,140        45,823,684
                                                               ==================================

Liabilities and Stockholders' Equity
Current:
     accounts payable and accrued expenses                           3,516,106           156,185
     current portion of capitalized lease obligations                  554,996
     note payable - officer                                            500,000                 -
                                                               ----------------------------------
          Total current liabilities                                  4,571,102           156,185

     long-term portion of capitalized lease obligations                913,503                 -
                                                               ----------------------------------
          Total liabilities                                          5,484,605           156,185

Stockholders' equity:
     convertible preferred stock series B                                    -                60
     common stock                                                        1,881             1,545
     additional paid-in capital                                     64,290,814        51,234,105
     accumulated deficit                                           (55,285,127)       (4,218,035)
     treasury stock - at cost                                         (164,175)                -
     stock subscriptions receivable                                   (344,700)       (1,425,951)
     accumulated comprehensive income (deficit)                       (310,158)           75,775
                                                               ----------------------------------
                                                               ----------------------------------
          Total stockholders' equity                                 8,188,535        45,667,499
                                                               ----------------------------------
                                                               ==================================
Total liabilities and stockholders' equity                          13,673,140        45,823,684
                                                               ==================================

See accompanying notes to consolidated financial statements.


     VDC COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                ---------------------------------------------

                                                              three-months ended               nine-months ended
                                                                   March 31,                       March 31,
                                                              1999            1998           1999            1998
                                                              ----            ----           ----            ----
revenue                                                      696,991          22,512      1,425,952         62,741
direct costs of revenues (exclusive of depreciation)         960,660          10,294      2,159,210         26,546
                                                  ----------------------------------------------------------------
     gross margin                                           (263,669)         12,218       (733,258)        36,195

selling, general and administrative                        2,049,169         405,334      3,768,885        463,744
depreciation and amortization                                360,453           1,651        704,166          4,953
non-cash compensation                                              -         801,000     16,146,000        801,000
                                                  ----------------------------------------------------------------

     total operating expenses                              2,409,622       1,207,985     20,619,051      1,269,697
                                                  ----------------------------------------------------------------

operating loss                                            (2,673,291)     (1,195,767)   (21,352,309)    (1,233,502)

other income (expense)
writedown of investment in MCC                           (19,388,641)              -    (19,388,641)             -
loss on note restructuring                                         -               -     (1,598,425)             -
other income (expense)                                       (11,390)          2,525        (84,000)         6,325
                                                  ----------------------------------------------------------------
     total other income (expense)                        (19,400,031)          2,525    (21,071,066)         6,325

equity in loss of affiliate                                 (301,449)              -       (664,717)             -
                                                  ----------------------------------------------------------------

net loss                                                 (22,374,771)     (1,193,242)   (43,088,092)    (1,227,177)
                                                  ================================================================

Other comprehensive income (loss), net of tax:

     Unrealized gain (loss) on marketable securities          10,242          25,025       (385,933)        25,025
                                                  ----------------------------------------------------------------

Comprehensive loss                                       (22,364,529)     (1,168,217)   (43,474,025)    (1,202,152)
                                                  ================================================================

net loss per common share - basic                              (1.33)          (0.32)         (2.45)         (0.33)
                                                  ----------------------------------------------------------------
                                                  ----------------------------------------------------------------
weighted average number of shares outstanding             16,848,751       3,713,342     17,604,937      3,713,342
                                                  ----------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                  VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------
                                                                       nine-months ended
                                                                              March 31,
                                                                      1999            1998
                                                                      ----            ----
Cash flows from operating activities:
     net loss                                                    (43,088,092)     (1,227,177)
     Adjustments to reconcile net loss to net cash
     used in operating activities
     depreciation and amortization                                   704,166           4,953
     writedown of investment in MCC                               19,388,641               -
     non-cash compensation expense                                16,146,000         801,000
     loss on note restructuring                                    1,598,425               -
     equity in losses of affiliate                                   664,717               -
     impairment loss-fixed assets                                    479,199               -
     non-cash severance                                              391,875               -
Changes in operating assets and liabilities
     cash restricted in use                                         (411,713)              -
     accounts receivable                                            (396,991)              -
     prepaid expenses and other assets                               531,300         (35,230)
     accounts payable and accrued expenses                         1,427,889          27,201
                                                             --------------------------------
       Net cash used in operating activities                      (2,564,584)       (429,253)

Cash flows from investing activities:

     proceeds from return of escrow in connection
     with the investment in MCC                                    1,012,155               -
     payment for purchase of  subsidiary                            (589,169)              -
     investment in affiliate                                        (760,809)              -
     proceeds from payment of notes receivable                     1,446,596         885,700
     purchase of investment securities                                     -        (288,600)
     advances under loan receivable                                        -        (122,000)
     capital expenditures                                         (2,628,191)        (12,527)
                                                             --------------------------------
       Net cash flows (used in) provided by investing activities  (1,519,418)        462,573

Cash flows from financing activities:
      proceeds from issuance of common stock                         888,701       3,749,286
      collections on stock subscriptions receivable                  917,076               -
      repayment of note payable                                     (192,379)              -
      proceeds from issuance of short-term debt                      500,000
                                                             --------------------------------
                                                             --------------------------------
        Net cash flows provided by financing activities            2,113,398       3,749,286
                                                             --------------------------------
    Net increase (decrease) in cash and cash equivalents          (1,970,604)      3,782,606
Cash and cash equivalents, beginning of period                     2,212,111           1,430
                                                             --------------------------------
                                                             ================================
Cash and cash equivalents, end of period                             241,507       3,784,036
                                                             ================================

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.    Basis of Presentation

The financial statements presented are those of VDC Communications, Inc. (the "Company") which is the successor to VDC Corporation Ltd. ("VDC") by way of a domestication merger (the "Domestication Merger") that occurred on November 6, 1998. The Domestication Merger was accounted for as a capital reorganization in which 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one for one basis, into a total of 20,298,362 shares of common stock of the Company, $.0001 par value per share ("Common Stock").

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998 when the Company (then a wholly-owned subsidiary of VDC) acquired Sky King Communications, Inc. ("Sky King") by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King before the merger on March 6, 1998 and reflect the consolidated results of Sky King, VDC, and VDC's wholly-owned subsidiaries after the merger. On November 6, 1998, the Domestication Merger, whereby VDC merged with and into the Company, was consummated.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended June 30, 1998, as filed with the Securities and Exchange Commission.

2.    Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements represent all companies of which the Company directly or indirectly has majority ownership. Significant intercompany accounts and transactions have been eliminated. The Company's consolidated financial statements include the accounts of wholly owned subsidiaries VDC Telecommunications, Inc. ("VDC Telecommunications"), Masatepe Communications U.S.A., L.L.C. ("Masatepe"), Voice & Data Communications (Hong Kong) Limited ("VDC Hong Kong") Sky King Communications, Inc. and WorldConnectTelecom.com, Inc. ("WorldConnectTelecom.com").

(b)   Revenue Recognition

The Company records revenues for telecommunications sales at the time of customer usage. Additionally, the Company records revenues from renting its network facilities on a monthly basis and from the management of tower sites that provide transmission and receiver site locations for wireless communications companies.

(c) Direct costs of revenues (exclusive of depreciation and amortization)

Direct costs of revenue for wholesale long distance services represent direct charges from vendors that the Company incurs to deliver service to its customers. These include leasing costs for dedicated phone lines and rate-per-minute charges from other carriers that terminate traffic on behalf of the Company. These costs also include salaries and overhead attributable to operations.

(d)   Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(e)   Loss Per Share of Common Stock

Loss per common share is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Warrants to purchase 938,546 shares of Company Common Stock at prices ranging from $4.00 to $5.00 are not included in the computation of diluted loss per share because they are antidilutive due to the net loss.

(f)   Goodwill and Amortization

Goodwill is amortized using the straight-line method over its estimated useful life.

(g)   Recent Accounting Pronouncements

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

corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of Common Stock of the Company. The Domestication Merger has been accounted for as a reorganization which has been given retroactive effect in the financial statements for all periods presented.

4.    Metromedia China Corporation Investment

On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom"), 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share. The consideration given for the investment in MCC consisted of 5,110,810 common shares at $6.98125, $1,669,839 in cash, the elimination of a loan receivable of $390,522 and 50,000 investment advisory shares valued at $6.00 per share.

MCC operates joint ventures in China under the direction of its majority owner, Metromedia International Group. Currently, legal restrictions in China prohibit foreign ownership and operations in the telecommunications sector. MCC's investments in joint ventures have been made through a structure known as Sino-Sino-Foreign ("SSF") joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which the SSF venturer is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. The joint ventures invest in telephony system construction and development networks being undertaken by the local partner, China Unicom. The completed systems are operated by China Unicom. MCC receives payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice and consulting and other services.

In November 1998, the Company and PortaCom settled a dispute regarding the June 22, 1998 transaction. Pursuant to this settlement, PortaCom agreed to place 2 million VDC shares in escrow for up to eighteen months. These shares will be released from escrow contingent upon certain performance criteria. The 2 million escrow shares have been recorded as a reduction in common shares outstanding at their original issue price of $6.98125 (fair market value as determined at the date of acquisition) and a corresponding reduction in the investment in MCC.

In March 1999, the Company recorded a $19,388,641 writedown of the investment in MCC. VDC had previously assessed the investment in MCC for impairment by applying a valuation technique commonly used in the telecommunications industry to assess market potential. Although the Company believes this method is an appropriate method for assessing the potential of the investment, it is not definitive enough to assess the investment's current market value given the recent developments in China. There has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. Additionally, the Company has been unable to obtain the MCC financial information necessary to assess the investment for impairment. Financial information such as historical stand-alone financial statements and financial projections have not been available for the Company's review. VDC has therefore adjusted the carrying value of the investment to an amount relative to Metromedia International Group's (majority owner) carrying amount.

5.    Non-cash Compensation

The merger between VDC, the Company and Sky King on March 6, 1998 was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Since the assets and liabilities of VDC Corporation Ltd. acquired were monetary in nature, the merger was recorded at the value of the net monetary assets.

The consideration paid to the former Sky King shareholders in the merger consisted of the issuance of 10 million newly-issued shares of preferred stock of the Company which were convertible, and have been converted, in the aggregate, into 10 million shares of Common Stock of the Company. Of this consideration, preferred stock convertible in the aggregate into 4.5 million shares of Common Stock of the Company (the "Escrow Shares") was placed in escrow to be held and released from time to time as the Company achieved certain performance criteria. As of March 31, 1999, all of the performance criteria had been met. Accordingly, 4.5 million shares have been released from escrow.

During the nine-months ended March 31, 1999, 3.9 million shares were released from escrow. Of the shares released, approximately 2.7 million shares were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in a non-cash compensation charge of
$16,146,000 for the nine-months ended March 31, 1999. Compensatory shares are related to former Sky King shareholders who are members of the Company's management, their family trusts and minor children and an employee. Non-compensatory shares released related to non-employee shareholders and non-minor children of employee shareholders where beneficial ownership does not exist. The non-compensatory shares have been accounted for as a stock dividend in which the issued stock is recorded at fair value on the date of release through a charge to accumulated deficit.

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

7.   Investment in Masatepe Communications, S.A.

Masatepe owns a 49% interest in Masatepe Comunicaciones, S.A. ("Masacom"), a Nicaraguan company. Masacom supports the development of Masatepe's operations in Central America. Masatepe accounts for the investment using the equity method considering 100% of Masacom's losses, since the recovery of 51% of the losses is not reasonably assured. The following is Masacom's summary of financial position at March 31, 1999 and results of operations from inception through March 31, 1999:

            Assets                          $   163,303
            Liabilities                     $    28,510
            Results of operations           $ (664,717)

8.    Private Placement

In December 1998, the Company sold 245,159 shares at $3.625, the public market price at that time. The Chairman and CEO and certain family members and entities associated with the Chairman and CEO participated as investors in the private placement.

9.    Restructured Note Receivable

During the nine-months ended March 31, 1999, the Company restructured notes receivable from debtors by reducing the principal due by $1,598,425 which has been charged to operations. The Company believes this step will maximize the recovery of its investment and expedite payment on the notes. The debt will be repaid in installments through May 1999.

10.   Line of Credit

In August 1998, the Company entered into a $1,000,000 revolving conditional line of credit to be used for the purposes of issuing certain letters of credit
("LC") to secure payment of certain activities of the Company. Principal payments are due on demand and the interest rate is two percent above the prime rate. The aggregate face amount of all LCs must be collateralized in the form of cash equivalents held by the issuing bank. Collateral at March 31, 1999 consisted of approximately $412,000 in the form of three-month U.S. Government bonds. Each LC expires no later than one year from the date of issuance. As of March 31, 1999, there were no advances issued under the revolving line of credit.

11.   Issuance of Investment Banking Shares

During the nine-months ended March 31, 1999, the Company issued 290,000 shares of Company Common Stock to investment bankers in connection with the March 6, 1998 merger of Sky King, VDC and the Company. The shares were issued at the fair market value as of the date of the merger ($2.50 per share) and a corresponding charge to accumulated deficit.

12.   Note Payable-Officer

In February 1999, the Chairman and CEO loaned the Company $500,000. The note bears interest at 10% per annum and is due in July 1999.

13.   Capital Leases

The Company entered into several equipment leases during the nine-months ended March 31, 1999 with lease terms ranging from one to five years. Leased capital assets included in property and equipment at March 31, 1999 were $1,525,339. Future minimum lease payments under capital leases are as follows:


Year ending March 31,
                          2000             $686,742
                          2001              364,502
                          2002              364,502
                          2003              249,843
                          2004              112,300
                                            -------
Total minimum lease payment               1,777,889
less: amount representing interest          309,390
                                            -------
present value of minimum lease payments   1,468,499
less: current portion                       554,996
                                            -------
long-term capital lease obligations        $913,503
                                           ========

14.   Supplemental Disclosure of Cash Flow Information

Schedule of non-cash investing and financing activities:

                                                         Nine Months Ended
                                                              March 31,

                                                        1999              1998
                                                        ----              ----
Net assets acquired in exchange for stock           $        --       $5,871,071
Equipment financed through trade accounts payable     1,932,031               --
Equipment acquired through capital lease obligation   1,468,498               --
Equipment exchanged for note                            192,379               --
Release of investment banking shares                    290,000               --
Common stock placed in escrow in connection
with investment in MCC                               13,962,500               --
Stock subscription for common stock                          --          164,175
Treasury stock acquired in exchange for subscription
receivable                                              164,175               --
Acquisition of subsidiary:
     fair value of assets acquired                    1,290,044               --
     common stock issued                                700,875               --
                                                        -------               --
     cash paid                                          589,169               --
                                                        -------               --

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

GENERAL

VDC Communications, Inc. (referred to herein as the "Company", or "We") owns telecommunications equipment and leases telecommunications lines to provide domestic and international long distance telecommunications service. In addition, we connect to other telephone companies and resell their services to destinations where we do not own equipment or lease lines. Our customers are other long distance telephone companies that resell our service to their retail customers or other telecommunications companies. In the future, we expect to offer our services directly to retail customers in addition to our current wholesale customers. The Company currently employs state-of-the-art digital switching and transmission technology. This equipment, located in New York, Los Angeles, Denver and Central America, comprises our facilities. Our facilities and industry agreements allow us to provide voice and facsimile telephone calls almost anywhere in the world.

We believe the telecommunications industry is attractive given its current size and future growth potential. Furthermore, we believe the international telecommunications market provides greater opportunity than the domestic market due to the relatively limited capacity in certain markets and the greater gross margin per minute of traffic. Our objective is to become an international telecommunications company with strategic assets and transmission capability in attractive markets worldwide. Management believes that in order to achieve this, we must provide our customers with long distance and international voice and facsimile transmission at competitive prices. We strive to provide competitive rates while maintaining carrier grade toll quality to destinations worldwide. We believe that our current facilities are sufficient to handle significantly more traffic than we are currently experiencing. In order to make better use of this capacity, we need to build a reputation for high quality transmission within our industry and provide competitive pricing.

Current results reflect the fact that we have been a company in transition. We began the development of our telecommunications business on March 6, 1998 and have since developed our infrastructure and industry relations. We began marketing our services in December 1998 and have had modest success generating traffic over our infrastructure during early 1999. We do not believe that our most recent results are indicative of future performance.

Revenue is earned from three sources. The main source is revenue from our domestic and international telecommunications long distance services which is earned based on the number of minutes billable to the customers, other telephone companies. These minutes are billed on a weekly, semi-monthly, or monthly basis. Bills are generally paid within thirty days. Our second source of revenues is derived from the rental of telecommunications equipment at our telecommunications facilities to other telephone companies. This revenue is generated and billed on a month to month basis. Additionally, we derive minimal revenues from the management of tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is also generated and billed on a month-to-month basis.

Revenue derived through the per-minute transmission of voice and facsimile is normally in accordance with contracts with other telecommunications companies. These contracts are often for a year or more but can be terminated or changed with a few days notice.

Direct costs of revenue include domestic long distance charges for transmission services, terminating overseas-originated traffic in the United States and terminating domestic originated, international traffic outside the United States. We use other telecommunications companies services in the same manner that they use ours. Therefore, our costs include significant payments to other telecommunications companies, including variable per minute costs for them to provide voice and facsimile services to us, which we resell at a profit to our customers. In addition, we pay fixed monthly expenses for capacity on a fiber optic backbone across the United States and a satellite connection to Central America. These fixed costs, including some additional circuit costs are approximately $130,000 per month. Our direct costs of revenue also includes the personnel and overhead that is dedicated to the generation of revenues.

Our costs also include selling, general, and administrative costs ("SG&A"). SG&A consists primarily of personnel costs, professional fees, travel and other business development related costs. Total personnel costs are currently about
$200,000 per month. We incur costs on a regular basis associated with international market research and due diligence regarding potential projects outside of the U.S. We believe that our recurring SG&A costs will begin to level off as we reach a mature operating level. It is, however, possible that as new opportunities, or as mergers and acquisitions are completed, SG&A could increase significantly. We believe that over time, we may build our volume of minutes billed so that our revenues surpass our costs. We believe that the infrastructure and personnel necessary to achieve this are currently in place.

We also incur non-cash expenses associated with the depreciation of long distance telecommunications equipment and other fixed assets and the amortization of goodwill from the acquisition of Masatepe Communications, U.S.A., L.L.C., a Delaware limited liability company ("Masatepe"). We depreciate long distance telecommunications and other fixed assets over a period of three-to-five years and are amortizing goodwill over two years.

During  the  quarter  ended  March  31,  1999,  we  created  a  new  subsidiary,
WorldConnectTelecom.com. WorldConnectTelecom.com is a Delaware corporation providing retail long distance telecommunications services via the Internet and other sources. WorldConnectTelecom.com has a FCC 214 license to provide expanded retail services. Prior to the creation of WorldConnectTelecom.com, we did not offer voice and facsimile services to retail customers. WorldConnectTelecom.com generated minimal revenues during the quarter ended March 31, 1999.

We are the successor to our former parent, VDC Corporation Ltd., a Bermuda company ("VDC") by virtue of a domestication merger. On November 6, 1998, VDC merged with and into the Company (the "Domestication Merger"). The effect of the Domestication Merger was that members/stockholders of VDC became stockholders of the Company. The primary reason for the Domestication Merger was to reorganize VDC as a publicly traded United States corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of the Company, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of Common Stock of the Company. The domestication merger has been accounted for as a reorganization which has been given retroactive effect in the financial statements for all periods presented.

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998, when the Company (then a wholly-owned subsidiary of VDC) acquired Sky King Communications, Inc. ("Sky King") by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King was the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King before the merger on March 6, 1998 and reflect the consolidated results of Sky King and VDC, and VDC's wholly-owned subsidiaries after the merger. On November 6, 1998, the Domestication Merger, whereby VDC merged with and into the Company, was consummated.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Revenues: Total revenues in the three months ended March 31, 1999 increased to approximately $697,000 from approximately $22,500 for the corresponding prior year period. This is the initial result of the implementation of our telecommunications services. During the period, we expanded the capacity of some of our international voice and facsimile services to Central America and experienced a general increase in minutes of usage of telecommunications services as customers came on line and began utilizing our services. Revenues were generated during the period by the transmission of minutes domestically and internationally, the rental of telecommunications switch space, and tower management. Revenue for the corresponding prior year period was attributable to tower management. We do not believe that our current revenue rate is reflective of the potential of our business.

Gross Margin: Negative gross margins in the three months ending March 31, 1999 were the result of a combination of per minute fees and leased line fees associated with the traffic carried in the period and salaries and other operating expenses incurred in advance of the realization of more significant revenues. Positive gross margins could result if volume increases sufficiently to cover fixed direct costs of revenue, such as circuit and personnel costs and variable direct costs of revenue. Gross margins for the corresponding prior year period reflected the excess of site rental revenues over site leasing costs.

Selling, general & administrative: SG&A expenses increased to approximately $2.0 million from approximately $405,000 for the corresponding prior year period. This increase was primarily attributable to one-time write-offs and non-cash severance expenses totaling $1,004,145. Had these non-recurring items not occurred during the period, SG&A expenses would have been $1,045,024 for the quarter ended March 31, 1999. In addition, included in SG&A were salaries and corporate development costs necessary for the development and operation of new telecommunications services, including our telecommunications infrastructure; and professional fees, including consulting, legal and accounting expenses associated with the redeployment of the Company's assets. We believe that our recurring SG&A costs will begin to level off as we reach a mature operating level. It is, however, possible that as new opportunities, or as mergers and acquisitions are completed, SG&A could increase significantly.

Depreciation and Amortization: Depreciation and amortization increased to approximately $360,000 from approximately $1,700 for the corresponding prior year period. The increase was attributable to the amortization of goodwill associated with the Masatepe acquisition and depreciation of property and equipment. Depreciation expense should increase as we add assets to our current telecommunications infrastructure. By August 2000, we will have fully amortized the goodwill associated with the acquisition of Masatepe. Therefore, to some extent, this decrease will offset the increase associated with future equipment depreciation.

Non-cash Compensation Expense: Non-cash compensation charge was $0 for the three months ended March 31, 1999 compared to $801,000 for the corresponding prior year period. During the three-months ended March 31, 1998, 300,000 shares of Series B Convertible Preferred Stock ("Series B Stock") were released from escrow based upon the achievement of performance criteria which included the procurement of $3.4 million in equity financing. Of the 300,000 shares of Series B Stock released, 207,542 shares were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The non-cash expense reflected on our financial statements is an accounting charge which was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company's Common Stock on the date of release.

Other income (expense): Other income (expense) was approximately $(19.4) million for the three months ended March 31, 1999 compared with approximately $2,500 for the corresponding prior year period. The $(19.4) million was mostly due to a non-cash charge attributable to the writedown of the our ownership interest in MCC. We show the $19.4 million charge as a separate caption "writedown of investment in MCC" in the other income (expense) section of the statement of operations. The charge will not be included in "operating loss" because it represents a minority interest in a passive investment. In other words, we neither control nor exert significant influence over MCC. See "LIQUIDITY AND CAPITAL RESOURCES".

Net loss: The Company's net loss for the three months ended March 31, 1999 was approximately $22.4 million. The net loss was mainly the result of non-cash balance sheet structuring that had nothing to do with our core operations. The write down of our investment in MCC accounted for approximately $19.4 million of the loss. This did not affect the liquidity of our Company and we do not foresee the need for a further write down. The Company's net loss for the corresponding prior year period was approximately $1.2 million. The net loss was mostly attributable to the non-cash compensation charge previously discussed. On an operating cash basis, we experienced a net loss of approximately $395,000 during the three months ended March 31, 1998. If greater revenues are achieved, our operations could become profitable. We expect that future profitability is likely to depend upon a combination of several factors:

     (1) the continued growth of the business through increased volume and competitiveness;
     (2) the management of this growth; and
     (3) the continued increase in the worldwide market for minutes of voice and data transmission.

We believe that these factors should impact our ability to produce positive operating results in the future. However, there are many other factors that will also have an impact, some of which cannot be foreseen.

FOR THE NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1998

Revenues: Total revenues in the nine months ended March 31, 1999 increased to $1.4 million from approximately $63,000 for the corresponding prior year period. This is the initial result of the implementation of our telecommunications services during the period. Revenues were generated during the period by a direct route to Central America and tower management. Domestic and international voice and facsimile services, exclusive of Central America, generated revenues for only an abbreviated portion of the period. Revenue for the corresponding period of the prior year was attributable to site tower rentals.

Gross Margin: Negative gross margins in the nine months ending March 31, 1999 were the result of a combination of per minute fees and leased line fees associated with the traffic carried in the period and salaries and other operating expenses incurred in advance of the realization of more significant revenues. Gross margins for the corresponding prior year period reflected the excess of site rental revenues over site leasing costs.

Selling, general & administrative: SG&A expenses increased to $3.8 million from approximately $464,000 for the corresponding prior year period. This increase was primarily attributable to salaries and corporate development costs necessary for the development and operation of new telecommunications services, including our telecommunications infrastructure; and professional fees, including consulting, legal and accounting expenses associated with the restructuring and establishment of our Company's business.

Non-cash Compensation Expense: Non-cash compensation expense was $16,146,000 for the nine-months ended March 31, 1999, compared to the previously discussed $801,000 charge for the corresponding prior year period. During the nine months ended March 31, 1999, 3.9 million shares of our Series B Stock, were released from escrow based upon the achievement of performance criteria which included releasing 500,000 shares upon each procurement of one or more frequency, operating and/or business licenses to 500,000 people plus increments of 100,000 shares for each 100,000 people in excess of the aggregate minimum population of 500,000. We satisfied the performance criteria by obtaining an FCC 214 license authorizing us to provide international long distance telephony service internationally and completed the construction of an international telecommunications gateway switch in New York City which has a surrounding population of approximately 15 million people. Of the 3.9 million shares of Series B Stock released, 2.7 million shares were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The non-cash expense reflected on our financial statements is an accounting charge which was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company Common Stock on the date of release. At this time, we do not expect further sizable non-cash charges to operations associated with Company stock in the future.

Depreciation and Amortization: Depreciation and amortization increased to approximately $704,000 from approximately $5,000 for the corresponding prior year period. The increase was attributable to the amortization of goodwill associated with the Masatepe acquisition and depreciation of property and equipment.

Other income (expense): Other income (expense) was approximately $(21.1) million for the nine months ended March 31, 1999, compared with approximately $6,300 for the corresponding prior year period. During the nine months ended March 31, 1999, in addition to the aforementioned write down of our investment in MCC, we restructured certain notes receivable to maximize their recovery and expedite payment and wrote off all previously accrued interest, which resulted in a $1,598,425 charge to operations.

Net loss: The Company's net loss for the nine months ended March 31, 1999 was approximately $43.1 million compared to $1.2 million for the corresponding prior year period. The net loss was mainly the result of non-cash charges and balance sheet structuring that had nothing to do with our core operations. Non-cash compensation and the write down of our investment in MCC accounted for approximately $35.5 million of the loss. Neither of these items affected our liquidity and we do not foresee any additional expenses relating to these two items. Additionally excluding non-cash write-downs and non-cash severance expenses, we experienced a net loss, on an operating cash basis, of approximately $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

A significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of revenue that is likely to occur as a result of such acquisitions and programs. As a result, our liquidity and capital resources diminished significantly. Liquidity and capital resources improved due to a private placement of our Common Stock, resulting in proceeds of approximately $2.4 million, immediately prior to filing this Form 10-Q. See "PART II, CHANGES IN SECURITIES AND USE OF PROCEEDS." Liquidity and capital resources could further improve within the short term by a combination of any one or more of the following factors: (i) an increase in revenues and gross profit from operations; (ii) collection on the promissory notes emanating from the bulk sale of our former investment assets; and (iii) continued financing activities.

Net cash used in operating activities was approximately $2.6 million for the nine months ended March 31, 1999. We collected approximately $1.0 million from customers while paying approximately $3.6 million to vendors and employees. Net cash used by operating activities of approximately $429,000 for the corresponding prior year period was due to the net loss from operations offset by a non-cash compensation charge.

Net cash used by investing activities was approximately $1.5 million for the nine months ended March 31, 1999. Cash was used for capital expenditures on facilities and switching equipment, the purchase of Masatepe as well as investing in Masatepe's Nicaraguan 49% owned subsidiary, Masacom. Cash provided by investing activities was attributable to the collection of notes receivable and the return of escrow funds in connection with the investment in MCC. Net cash provided by investing activities was approximately $463,000 for the corresponding prior year period. This was primarily the result of proceeds from notes receivable offset by the purchase of marketable securities and loan advances.

Cash provided by financing activities was approximately $2.1 million for the nine months ended March 31, 1999. This reflects proceeds from the issuance of Common Stock, including the sale on December 23, 1998 of 245,159 shares of Company Common Stock to Frederick A. Moran, Chairman and Chief Executive Officer of the Company, and certain entities associated with and family members of Mr. Moran, the collection of stock subscriptions receivable, and proceeds from issuance of short-term debt less repayments of notes for the purchase of telecommunications equipment. The funds were used to fund operations and capital expenditures. Proceeds provided by financing activities of approximately $3.7 million for the corresponding prior year period were solely from the issuance of common stock and were used to fund operations and capital expenses.

At March 31, 1999, we had outstanding capital commitments of approximately $1.9 million for the purchase of facilities and switching equipment. These commitments are reflected in our consolidated balance sheet at March 31, 1999. We also have an obligation to repay, on or before July 26, 1999, a $500,000 principal loan advanced to the Company by our Chief Executive Officer.

For the near term, we anticipate that our monthly fixed costs of operations, exclusive of rate per minute charges from other carriers, will consist of the following:

      Personnel costs          $200,000
      Circuit Costs            $130,000
      Other SG&A costs          $63,000
      Capital Leases payments   $57,000
                                -------
      Total                    $450,000

This includes the operating personnel and other non-variable costs considered direct costs of revenue. Notwithstanding our best estimate, we cannot be certain that our actual costs over the next couple of months will not differ significantly from these figures. We believe that there is certainly the possibility that the actual costs will be higher than estimated. We will not make a profit until our revenues exceed all our costs. Until we achieve this goal, we will continue to experience a cash flow deficit and we will have to find ways to fund that deficit.

We are currently funding operations through existing cash, notes and accounts receivable collections and proceeds from additional financing activities. We do not know how long it will take before we will be able to operate profitably and, therefore, sustain our business without outside funding. We have recently entered into investment banking agreements to explore financing alternatives. Immediately preceding the filing of this Form 10-Q, we raised approximately $2.4 million through the sale of our Common Stock in a private placement. See "PART II, CHANGES IN SECURITIES AND USE OF PROCEEDS." It is possible that we will raise additional funds in the short term through the additional private placement of a limited number of shares of Common Stock. Proceeds raised from these private placements will be used to fund operations in the near term and pay off certain indebtedness.

RECENT ACQUISITIONS

We entered into a Purchase Agreement on July 31, 1998 to acquire Masatepe for $589,169 in cash and shares of our Common Stock valued at $700,875, less any adjustments made to the purchase price by virtue of indemnification claims made by the Company against an escrow fund established under the Purchase Agreement. The entire purchase price for the Masatepe acquisition was placed in escrow pending the satisfaction of certain regulatory filings to be made by Masatepe with the United States Federal Communications Commission (the "FCC"). In November 1998, the entire purchase price for the Masatepe acquisition was released from escrow, less 14,160 shares of the Company's Common Stock. The 14,160 shares were originally retained in escrow pending the resolution of a claim made by the Company against the escrow fund for outstanding expenses incurred by Masatepe prior to its acquisition by the Company, and were subsequently retired for cancellation.

The Company is also obligated under the Purchase Agreement to issue an aggregate of approximately 54,319 shares of our Common Stock to Activated and a former executive officer of Masatepe because the market price of the Company's Common Stock was less than $7.00 for a period of time following February 7, 1999, as determined by a formula set forth in the Purchase Agreement.

We expect to continue to explore acquisition opportunities. Such acquisitions may have a significant impact on our need for capital. In the event of a need for capital in connection with an acquisition, we would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurances that such financing will be available, or if available, will be available on favorable terms. We also consider acquisitions using our Common Stock.

INVESTMENT IN MCC

We own 2.0 million shares and warrants to purchase 4.0 million shares of MCC, a private company. We have held this asset for approximately one year. We originally valued the asset based on our purchase price paid. However, significant time has passed since that transaction. During that time, the legality of the structure of MCC's joint ventures have come into question by Chinese authorities.

MCC operates joint ventures in China under the direction of its majority owner, Metromedia International Group ("MMG"). Currently, legal restrictions in China prohibits foreign ownership and operations in the telecommunications sector. MCC's investments in joint ventures have been made through a structure known as Sino-Sino-Foreign ("SSF") joint venture. This is a widely used method for foreign investment in the Chinese telecommunications industry. The SSF venturer, in this case MCC, is a provider of telecommunications equipment, financing and technical services to telecommunications operators and not a direct provider of telephony service. The joint ventures invest in telecommunications system construction and development networks being undertaken by the local partner, China Unicom. The completed systems are operated by China Unicom. MCC receives payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice, consulting and other services.

MMG has represented to us that it owns 33 million MCC shares, or 56% (33 million/59 million shares). As such, our 2 million shares represent a 3.4% interest (2 million/59 million shares).

We also hold warrants to purchase 4.0 million shares of MCC at an exercise price of $4 per share, which currently expire in September 1999. Our current financial position does not allow us to exercise the warrants without the liquidity of a public market for MCC stock. Therefore, in performing a review for current recoverability of our investment, we have disregarded the warrants.

Historically, we have assessed the investment in MCC for asset impairment by applying a valuation technique commonly used by financial and equity analysts. This method involves applying a dollar value to each unit of population in the market ("per-pop"). Market capitalization of publicly traded companies in the industry divided by the population in the area served equals the per-pop valuation. Although we still believe this is an appropriate manner to assess the potential of the investment, it is not definitive enough for us to assess the current market value of 2.0 million shares of MCC.

There has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. The Chinese government has stated that it does not intend to issue future telecom licenses to foreign companies or joint ventures. No definitive word has come forth regarding how, if at all, this effects MCC's existing Chinese operations. More recently, China has been indicating a renewed openness towards foreign companies, including telecommunications, in order to gain admission to the World Trade Organization ("WTO"). Yet, no definitive action has been taken by the Chinese government, the WTO or the US-China trade negotiators.

We have limited understanding of MCC's stand-alone financial information because MCC is private. Our best source of information has been MMG's filings with the SEC. MMG recently released their audited financials for the year ended December 31, 1998. MMG is currently carrying its approximate 56% interest in MCC at $71.6 million. This implies a valuation of $127.9 million for a 100% interest.

Based on the situation in China as it relates to the telecommunications industry and the limited financial information available, we have adjusted the carrying value of our investment in MCC to an amount relative to MMG's most recently audited carrying amount. This results in a carrying amount of $4.34 million ($127.9 million*3.4%). A charge of $19.4 million was, therefore, taken during the nine months ended March 31, 1999.

Although we hope the Chinese telecommunications market proves profitable, that our warrants will be exercisable and that our investment shows significant returns in the future, we believe the conservative approach, given the great uncertainty surrounding the China telecommunications market and our inability to value MCC based on hard data and/or facts, is to decrease our carrying value of MCC. Our best source of information currently reflects a value of $127.9 million for 100% of MCC. This is based on the capital invested less the operating losses. Since it is unclear whether we will have the ability to exercise our warrants, we have decreased their current value to $0. Currently, we hold 2.0 million shares of MCC. Given that the total value of MCC is $127.9 million and we own approximately 3.4%, we derived our value to be $4.34 million.

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

The Company's key processing systems have recently been implemented. Most of the vendors of such systems have represented to the Company that their systems are compliant with the year 2000 issues without any modification. The Company will, however, continue to require confirmation of year 2000 compliance in its future requests for proposals from equipment and software vendors. The failure of the Company's computer systems and software applications to accommodate year 2000 issues, could have a material adverse effect on the Company's business, financial condition and result of operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since our long-term debt obligations are at fixed rates. We may be exposed to interest rate risk, as additional financing may be required due to the operating losses and capital expenditures associated with establishing and expanding our facilities. The interest rate that we will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently anticipate entering into interest rate swap and/or similar instruments.

The Company's carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable, marketable securities-available for sale, and notes payable is a reasonable approximation of their fair value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Worldstar Suit

On or about June 10, 1998, Worldstar Communications Corporation ("Worldstar") commenced an action in the United States District Court for the Southern District of New York entitled Worldstar Communications Corporation v. Lindemann Capital L.P., Activated Communications, L.P. and Marc Graubart (Civil Action No. 98 4093) (the "Action"). Worldstar asserted in the Action that, under the terms of a purported joint venture arrangement with Lindemann Capital L.P. ("Lindemann") and Activated Communications, L.P. ("Activated"), Worldstar acquired certain rights to share in the profits and ownership of a telecommunications project in Nicaragua owned by Masatepe Comunicaciones S.A., a Nicaraguan company ("Masatepe S.A."). Masatepe Communications U.S.A., L.L.C. ("Masatepe U.S.A."), which owns a 49% equity interest in Masatepe S.A., was acquired by the Company and is now a wholly-owned subsidiary of the Company.

In the event that the plaintiff had prevailed in the Action, the value of the Company's interest in Masatepe U.S.A., Masatepe S.A and/or the Nicaraguan Project could have been adversely affected. However, pursuant to the Purchase Agreement through which the Company acquired Masatepe U.S.A. (the "Purchase Agreement"), Activated agreed to indemnify and hold the Company and Masatepe U.S.A. harmless from any loss, liability, claim, damage and expense arising out or resulting from the Action. On April 15, 1999, the Court granted, for lack of subject matter jurisdiction, defendants' motion to dismiss the Action. In view of the foregoing, the Company does not believe that the claims asserted in the Action will have a material adverse effect on the Company's assets or operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In May 1999, the Company sold 853,355 shares of Company Common Stock and granted warrants to purchase 52,518 shares of Company Common Stock in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 (the "Act") as follows:


Shareholder                             Number of Shares      Price Per Share       Warrants
-----------                             ----------------      ---------------       --------
Frederick A. Moran & Joan B. Moran               280,000           $3.00                    -
Luke F. Moran Trust                               24,010           $3.00                    -
Kent F. Moran Trust                               24,160           $3.00                    -
PGP I Investors, LLC                             185,185           $2.70               18,518
Adase Partners, L.P.                              60,000           $2.70                6,000
Arthur Cooper & Joanie Cooper                     40,000           $2.70                4,000
Mark Eshman & Jill Eshman trustees for            20,000           $2.70                2,000
 the Eshman Living Trust dated 9/24/90
Capital Opportunity Partners One, LP              20,000           $2.70                2,000
Scott Schenker & Randi Schenker                   20,000           $2.70                2,000
Jeffrey Feingold & Barbara Feingold               20,000           $2.70                2,000
Dean Brizel & Jeanne Brizel                       20,000           $2.70                2,000
Fred Fraenkel                                     20,000           $2.70                2,000
Robert Vicas                                      20,000           $2.70                2,000
Michael Weissman                                  10,000           $2.70                1,000
Ernst Von Olnhausen                               10,000           $2.70                1,000
Torunn Garin                                      60,000           $2.70                6,000
Stephen Buell                                     20,000           $2.70                2,000
                                                  ======                                =====
Total                                            853,355                               52,518

In the transaction documented above, for every full block of ten (10) shares of Company Common Stock purchased by a purchaser, other than Frederick A. Moran and Joan B. Moran, the Luke F. Moran Trust and the Kent F. Moran Trust, the purchaser was granted a warrant to purchase one (1) share of Company Common Stock. The warrants provide for an exercise price of $6.00 per share and expire three years from the date of grant.

In April 1999, the Company issued, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act, 76,750 shares of Company Common Stock to Marc Graubart and 18,250 shares of Company Common Stock to Tab K. Rosenfeld, in consideration for Mr. Graubart's resignation from positions held with Masatepe, the release of various claims, and other consideration set forth more particularly in a Settlement, Release and Discharge Agreement by and among the Company, Masatepe Communications, U.S.A., L.L.C. ("Masatepe"), and Marc Graubart, dated March 9, 1999 (the "Release Agreement"). Of the shares issued to Marc Graubart, 7,500 will be held in escrow for a period of one (1) year (the "Escrow Shares"). The Escrow Shares will be released from escrow, if at all, in the event that Marc Graubart has complied with certain terms of the Release Agreement during the one (1) year following the date of the Release Agreement.

In connection with the Company's acquisition of Sky King Communications, Inc., the Company agreed to issue to SPH Equities Inc. ("SPH Equities"), KAB Investments Inc. ("KAB"), FAC Enterprises, Inc. ("FAC"), and SPH Investments Inc. ("SPH Investments") an aggregate of 444,852 shares of Company Common Stock as an investment banking fee, subject to certain conditions (the "Investment Banking Shares"). In partial satisfaction of this obligation, on December 22, 1998, the Company issued 129,852 shares of Company Common Stock to FAC, 70,000 shares of Company Common Stock to SPH Investments, and 40,148 shares of Company Common Stock to SPH Equities in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act. On February 16, 1999, in further satisfaction of this commitment, the Company issued 19,852 shares of Company Common Stock to SPH Equities and 30,148 shares of Company Common Stock to KAB in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Item not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Item not applicable.


ITEM 5.  OTHER INFORMATION

Item not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

   Exhibit No.                   Description                   Method of Filing
   -----------                   -----------                   ----------------

      10.1       Settlement,     Release    and     Discharge        (1)
                 Agreement,  by and among  VDC  Communications,
                 Inc., Masatepe Communications, U.S.A., L.L.C.,
                 and Marc Graubart, dated March 9, 1999

      10.2       Form  of  Securities   Purchase   Agreement,        (1)
                 dated December 23, 1998

      10.3       Form  of  Securities   Purchase   Agreement,        (1)
                 dated May 5, 1999

      10.4       Form  of  Securities   Purchase   Agreement,        (1)
                 dated May 7, 1999

      10.5       Securities Purchase  Agreement,  between PGP        (1)
                 I  Investors,  LLC and  VDC  Communications,
                 Inc., dated May 12, 1999

      27.1       Financial Data Schedule                             (1)


(1) Filed herewith.

      (b)   Reports on Form 8-K

Item not applicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VDC COMMUNICATIONS, INC.

By:/s/   Frederick A. Moran                           Dated:  May 14, 1999
   ---------------------------------------
      Frederick A. Moran
      Chairman, Chief Executive Officer,
      Chief Financial Officer and Director

                                  EXHIBIT INDEX

Exhibit                                                           Page Number in
Number                                                               Rule 0-3(b)
(Referenced to                                                        Sequential
Item 601 of                                                     Numbering System
Reg. S-K)                                                      Where Exhibit Can
                                                                        Be Found

      10.1 Settlement, Release and Discharge Agreement, by and among VDC Communications, Inc., Masatepe
                 Communications, U.S.A., L.L.C., and Marc Graubart, dated March 9, 1999

      10.2       Form  of  Securities   Purchase   Agreement,
                 dated December 23, 1998

      10.3       Form  of  Securities   Purchase   Agreement,
                 dated May 5, 1999

      10.4       Form  of  Securities   Purchase   Agreement,
                 dated May 7, 1999

      10.5       Securities Purchase Agreement, between PGP I
                 Investors, LLC and VDC Communications, Inc., dated May 12, 1999

      27.1       Financial Data Schedule


                                       27
