Form 10-Q/A
period 1999-03-31
VDC COMMUNICATIONS INC
filed 1999-06-07
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                March 31, 1999     June 30, 1998
                                                                 (Unaudited)
                                                                --------------     -------------


Assets
Current:
     cash and cash equivalents                                         241,507         2,212,111
     restricted cash                                                   411,713                 -
     marketable securities                                             103,630           451,875
     accounts receivable                                               396,991                 -
     notes receivable - current                                      1,254,979         2,800,000
                                                               ----------------------------------
          Total current assets                                       2,408,820         5,463,986

property and equipment, less accumulated depreciation                5,747,236           331,316
notes receivable, less current portion                                       -         1,500,000
investment in MCC                                                    4,340,000        37,790,877
intangible assets less accumulated amortization                        756,369                 -
investment - at equity                                                  96,092                 -
Other assets                                                           324,623           737,505
                                                               ----------------------------------
                                                               ==================================
          Total assets                                              13,673,140        45,823,684
                                                               ==================================

Liabilities and Stockholders' Equity
Current:
     accounts payable and accrued expenses                           3,516,106           156,185
     current portion of capitalized lease obligations                  554,996
     note payable - officer                                            500,000                 -
                                                               ----------------------------------
          Total current liabilities                                  4,571,102           156,185

     long-term portion of capitalized lease obligations                913,503                 -
                                                               ----------------------------------
          Total liabilities                                          5,484,605           156,185

Stockholders' equity:
     convertible preferred stock series B                                    -                60
     common stock                                                        1,881             1,545
     additional paid-in capital                                     64,290,814        51,234,105
     accumulated deficit                                           (55,285,127)       (4,218,035)
     treasury stock - at cost                                         (164,175)                -
     stock subscriptions receivable                                   (344,700)       (1,425,951)
     accumulated comprehensive income (deficit)                       (310,158)           75,775
                                                               ----------------------------------
                                                               ----------------------------------
          Total stockholders' equity                                 8,188,535        45,667,499
                                                               ----------------------------------
                                                               ==================================
Total liabilities and stockholders' equity                          13,673,140        45,823,684
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

Other income (expense): Other income (expense) was approximately $(19.4) million for the three months ended March 31, 1999 compared with approximately $2,500 for the corresponding prior year period. The $(19.4) million was mostly due to a non-cash charge attributable to the writedown of our ownership interest in MCC. We show the $19.4 million charge as a separate caption "writedown of investment in MCC" in the other income (expense) section of the statement of operations. The charge will not be included in "operating loss" because it represents a minority interest in a passive investment. In other words, we neither control nor exert significant influence over MCC. See "LIQUIDITY AND CAPITAL RESOURCES".


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

VDC COMMUNICATIONS, INC.

By:/s/   Frederick A. Moran                           Dated:  June 7, 1999
   ---------------------------------------
      Frederick A. Moran
      Chairman, Chief Executive Officer,
      Chief Financial Officer and Director

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
