Form 10-K
period 1999-06-30
VDC COMMUNICATIONS INC
filed 1999-09-28
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


               /X/ Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     for the fiscal year ended June 30, 1999


               / / Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                        ,
                                       to
                                        ,

                         Commission File Number: 0-14045


                            VDC COMMUNICATIONS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                          061524454
                  -------------------------------------------
              (State or Other           (I.R.S. Employer Identification No.)
        Jurisdiction of Incorporation
              or Organization)

                               75 HOLLY HILL LANE
                          GREENWICH, CONNECTICUT 06830
                          ----------------------------
                    (Address of Principal Offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 869-5100

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------

common stock, $.0001 par value per share      American Stock Exchange, Inc.


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


                        (1) Yes  (X)   No   ()    (2)  Yes  (X)   No ()

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 14, 1999, was approximately $22,305,960 based upon the closing price of the common stock on such date on the American Stock Exchange, Inc. of $2.00. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 14, 1999, the number of shares outstanding of the registrant's common stock, par value $.0001 per share, was 20,173,583 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain information regarding the registrant's plans and strategies that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. When used in this and in other public statements by registrant and its officers, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "project" and similar terms and/or expressions are intended to identify forward-looking statements. These statements reflect the registrant's assessment of a number of risks and uncertainties and the registrant's actual results could differ materially from the results anticipated in these forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Some, but not all, of such risks and uncertainties are described in the risk factors set forth below. Pro forma information contained within this Annual Report on Form 10-K, to the extent it is predictive of the financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Any forward-looking statement speaks only as of the date of this Annual Report on Form 10-K or the documents incorporated by reference, and the registrant undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

VDC Communications, Inc., a Delaware corporation ("VDC"), is the successor corporation to its former parent, VDC Corporation Ltd., a Bermuda company ("VDC Bermuda"), by virtue of a domestication merger (the "Domestication Merger") that occurred on November 6, 1998 pursuant to which VDC Bermuda merged with and into VDC. The effect of the Domestication Merger was that members/stockholders of VDC Bermuda became stockholders of VDC. The primary reason for the Domestication Merger was to reorganize VDC Bermuda as a publicly traded United States corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC Bermuda, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of VDC, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of VDC, $.0001 par value per share. The Domestication Merger has been accounted for as a reorganization which has been given retroactive effect in the financial statements for all periods presented. (As used in this document, the terms "the Company", "we" and "us" include both VDC and VDC Bermuda. The use of these terms reflects the fact that through November 6, 1998, the publicly held company was VDC Bermuda. Thereafter, due to the Domestication Merger, the publicly held company was VDC.)

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998, when VDC (then a wholly-owned subsidiary of VDC Bermuda) acquired Sky King Communications, Inc., a Connecticut corporation ("Sky King Connecticut"), by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was treated as the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King Connecticut before the merger on March 6, 1998 and reflect the consolidated results of Sky King Connecticut and VDC Bermuda, and other wholly-owned subsidiaries after the Domestication Merger.

The Sky King Connecticut acquisition (the "Sky King Connecticut Acquisition") enabled VDC Bermuda to enter into the telecommunications business and reflected the culmination of an overall business reorganization in which VDC Bermuda curtailed its prior lines of business. From its inception in 1980 through 1992, the principal business of VDC Bermuda had involved the acquisition and exploration of North American mineral resource properties. In recognition, however, of the decreasing mineral prices and increasing drilling and exploration costs, during the early 1990's, it elected to phase out of the mining business, and, by 1994, effectively suspended any further efforts in connection with its former mining business.

Following a brief period in which it owned farm and ranch properties, the principal business of VDC Bermuda through 1996 consisted of the acquisition and development of commercial properties in and around the Isle of Man, British Isles, where the executive offices of VDC Bermuda were located at that time. In view, however, of unanticipated development costs and delays in zoning approvals, among others, management thereafter concluded that VDC Bermuda would be unable to complete the development of these properties in the manner originally intended. With returns on investment likely to be below management's expectations, during 1995 and 1996, VDC Bermuda commenced the sale of its real estate holdings, while attempting to devise plans for the redeployment of its capital resources.

Finally, during the year ended June 30, 1997 ("Fiscal 1997"), VDC Bermuda made equity investments in an aggregate amount of approximately $5 million in two early stage ventures. When expected yields from these investments failed to materialize, management concluded that it was in the best interest of VDC Bermuda to: (i) suspend its venture capital operations; (ii) dispose of its investment assets; and (iii) select new management who would be in a better position to identify business opportunities that would more fully benefit from VDC Bermuda's attributes as a public corporation.

During the remainder of Fiscal 1997, management reviewed several possibilities and ultimately identified Sky King Connecticut for acquisition in recognition of a number of factors, including its belief in the growth opportunities available within the national and international telecommunications industries, and the significant collective experiences of Sky King Connecticut's management within the telecommunications industry.

The Telecommunications Industry

We own telecommunications equipment and lease telecommunications lines to provide domestic and international long distance telecommunications services. In addition, we connect to other telephone companies and resell their services to destinations where we do not own equipment or lease lines. Our customers are other long distance telephone companies that resell our services to their retail customers or other telecommunications companies. In the future, we may offer our services directly to retail customers in addition to our current wholesale customers. We currently employ state-of-the-art digital switching and transmission technology. This equipment, located in New York, Los Angeles, and Denver, comprises our operating facilities. Our facilities and industry agreements allow us to provide voice and facsimile telecommunications services to most countries in the world. The vast majority, approximately 97%, of our revenues are derived from domestic and international wholesale telecommunications services.

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

Through our subsidiaries, we operate an international network of owned and leased telecommunications equipment. At the end of December 1998, we began carrying telecommunications traffic domestically and globally. We provide international services through several United States Federal Communications Commission Overseas Common Carrier Section 214 authorizations. The facilities-based global Section 214 authorization enables us to provide international basic switched, private line, data, and business services using authorized facilities to virtually all countries in the world, while the global resale Section 214 authorization enables us to resell the international services of authorized U.S. common carriers for the provision of authorized international basic switched, private line, data, and business services to virtually all countries. We are currently operating communications switching equipment at our Denver, New York City and Los Angeles facilities to provide international telecommunications services under our Section 214 authorization and we also provide domestic long distance telecommunications services. All of the switches are gateway switches except for the Denver switch, which handles in-country long distance telecommunications traffic. We anticipate that we may order additional switches and/or telecommunications equipment in the future to provide international gateway service in one or more other countries.

Switched services represent the largest component of telecommunications traffic. These services are provided through transmission facilities employing switches that automatically route telecommunications traffic to available circuits. A typical international telephone call first travels through the local carrier's switched network to the caller's domestic long distance carrier. The domestic long distance carrier then carries the call to an international gateway switch. An international carrier picks up the call at its gateway switch and sends it through a digital undersea fiber optic cable or satellite circuit to the corresponding international gateway switch operated by an international carrier in the country of destination. The long distance carrier in that country then routes the call to its customer through the domestic telephone network.

The U.S. wholesale market provides international telecommunications services to its target customer base of long distance service providers worldwide. Our U.S. wholesale marketing efforts are primarily directed to U.S.-based carriers that originate international traffic.

Based   upon   management's   relationships   within  the   industry,   we  sell
telecommunications/carrier services to our customers who originate telecommunications traffic. To date, we have contracts with 16 telecommunications carrier companies to carry telecommunications traffic or provide related telecommunications services for these customers. In addition, we rent switch space to certain customers. Furthermore, we expect to test market retail long distance services via the Internet and other outlets through WorldConnectTelecom.com, Inc., a subsidiary of the Company.

Our two largest customers generated approximately 65% of our total revenues during the year ended June 30, 1999 ("Fiscal 1999"). The larger of these two customers accounted for approximately 38% of our revenues during that period. Therefore, the loss of one or both of these customers would have a material adverse effect on our business. We are attempting to diversify our customer base so that we will not be subject to significant losses should one or both of these customers reduce or eliminate their use of our telecommunications services.

We are actively seeking to enter into operating agreements and/or telecommunications service agreements in foreign countries to expand the geographical scope of our international network and to attract domestic and foreign customers. Currently, we are focusing our resources on establishing routes primarily in Asia, and expect to focus on additional areas in the future. We believe that these markets, if secured, could present attractive return on investment characteristics.

Through Sky King Communications, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Sky King"), we derive modest revenues from domestic tower site management. The towers provide sites for wireless communications companies to transmit their signals to their customers and receive signals from their customers. A small minority, approximately 3%, of our current revenues are derived from Sky King's site tower management service.

We are not currently profitable on a cash flow or net income basis. Our total assets at June 31, 1999 were approximately $10 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Metromedia China Corporation Investment

At the inception of our telecommunications business in March, 1998, we actively investigated telecommunications opportunities in Asia, Egypt and Russia, among other countries. In connection with our investigations in Asia, we purchased two million shares and warrants to purchase four million additional shares of Metromedia China Corporation ("MCC"). MCC is a private company that has participated in telecommunications and e-commerce joint ventures in China. We are currently carrying the investment in MCC at $2.4 million. This valuation is extrapolated from the asset value attributed to this investment in the financial statements of Metromedia International Group ("MMG"), the majority owner of MCC. We continue to hold these shares and warrants for investment purposes only.

As discussed more thoroughly in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the fact that we are currently carrying the investment in MCC at $2.4 million reflects a write down based upon recent government intervention and regulatory problems in China. The recent developments in China have caused management to reassess the investigation of potential opportunities in countries such as Russia and China. Nonetheless, we continue to explore potential opportunities in these countries.

During the year ended June 30, 1999 ("Fiscal 1999"), we recorded approximately a $21.3 million writedown of the investment in MCC. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.)

Competition

The international telecommunications industry is highly competitive and subject to rapid change, including the introduction of new services facilitated by advances in technology. We are unable to predict which of many possible future product and service offerings will be important to maintain our competitive position or what expenditures will be required to develop and provide such products and services. International telecommunications providers compete on the basis of transmission quality, price, customer service, and breadth of service offerings. The U.S.-based international telecommunications services market is dominated by AT&T, MCI WorldCom and Sprint Corporation. The wholesale long distance market in which we focus our operations is also highly competitive. As our network develops further, we expect to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than ours. We expect the domestic and international long distance marketplace to continue to be highly competitive. This competition has been and will continue to put downward pressure on the price of telecommunications services, such as voice and facsimile services. This could result in lower profit margins for us if we must reduce our prices to stay competitive. Furthermore, competition is expected to increase as a result of the new competitive opportunities created by the Basic Telecommunications Agreement concluded by members of the World Trade Organization in April 1997 (the "WTO Agreement"). Under the WTO Agreement, the United States and 68 other countries committed to open their telecommunications markets to competition commencing February 5, 1998.

Government Regulation

The following information provides a summary of the material present and proposed federal, state and local and international regulation and legislation affecting the telecommunications industry. This does not purport to be exhaustive. Regulations and legislation are often the subject of judicial proceedings, legislative hearings, and administrative proposals, which could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or us can be predicted at this time.

Our gateway and long distance telecommunications business is heavily regulated. The United States Federal Communications Commission ("FCC") exercises authority over all interstate and international facilities-based and resale services offered by us. We also may be subject to regulation in foreign countries in connection with certain business activities.

There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable laws or regulations or that regulatory activities will not have a materially adverse effect on us.

We are also subject to other FCC requirements, including the filing of periodic reports and the payment of annual regulatory and other fees. In addition, FCC rules limit the routing of international traffic via international privately-owned lines and prohibit the accepting of "special concessions" from certain foreign telecommunications carriers. The FCC continues to refine its international service rules. FCC rules also require carriers holding Section 214 authorizations to notify the FCC sixty days in advance of an acquisition of a 25% or greater controlling interest by a foreign carrier in that U.S. carrier, or an acquisition by the U.S. carrier of a 25% or greater controlling interest in a foreign carrier. After receiving this notification, the FCC reviews the proposed transaction and, among other things, can require a carrier to meet certain "dominant carrier" reporting and other conditions if the FCC finds that the acquisition creates an affiliation with a dominant foreign carrier.

Our cost of providing domestic long distance services may also be affected by changes in the access charge rates imposed by incumbent local exchange carriers ("LECs") on long distance carriers. We are not a LEC. The FCC has significantly revised its access charge rules to permit incumbent LECs greater pricing flexibility and relaxed regulation in certain circumstances. The FCC may further modify its access charge rules, and we cannot predict the outcome of any such future rulemaking proceedings or any subsequent legal challenges on the telecommunications industry in general or on us in particular.

We must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the "Communications Act"), including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of FCC authorizations or any transfer of de jure or de facto control of the Company, with certain exceptions. Under the Communications Act and FCC rules, all international telecommunications carriers, including the Company, are required to obtain authority under Section 214 of the Communications Act prior to initiating international common carrier services, and must file and maintain tariffs containing the rates, terms and conditions applicable to their services. We, through our wholly-owned subsidiaries VDC Telecommunications, Inc. ("VDC Telecommunications"), Masatepe Communications U.S.A., L.L.C. ("Masatepe"), Voice & Data Communications (Hong
Kong) Limited ("VDC Hong Kong") and WorldConnectTelecom.com, Inc. ("WorldConnectTelecom.com"), a wholly-owned subsidiary of VDC Telecommunications, have received four Section 214 authorizations that authorize the provision of international services on a facilities and resale basis. The FCC recently adopted changes to its rules regarding Section 214 authorizations, which are intended to reduce certain regulatory requirements. Among other things, these changes reduce the waiting period for granting new streamlined applications from 35 days to 14 days; eliminate the requirement for prior approval of pro forma assignments and transfers of control of Section 214 authorizations; and simplify the FCC's process of authorizing the use of private lines to provide switched services (known as international simple resale or "ISR") on particular routes. Domestic interstate common carriers such as the Company are not required to obtain Section 214 or other authorization from the FCC for the provision of domestic interstate telecommunications services. Domestic interstate carriers currently must, however, file and maintain tariffs with the FCC containing the specific rates, terms and conditions applicable to their services. These tariffs are effective upon one day's notice. Through our subsidiaries, we have filed requisite domestic tariffs and international tariffs with the FCC.

We must also conduct our international business in compliance with the FCC's international settlements policy (the "ISP"). The international settlements policy establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement typically establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e. monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement. In accordance with FCC regulations, we applied for an accounting rate modification on an international route, which application was deemed granted under FCC procedures. The FCC recently approved significant changes to its ISP that affect us by virtue of our status as a carrier. Specifically, the FCC removed the ISP for arrangements between U.S. carriers and non-dominant foreign carriers (i.e., foreign carriers that lack market power). In addition, the FCC removed the ISP for arrangements with any carrier (dominant or non-dominant) on routes where settlement rates are at least 25% below the FCC's applicable benchmarks and U.S. carriers can terminate 50 percent more of U.S. billed traffic in the foreign market. These routes currently include Canada, the United Kingdom, Sweden, Germany, Hong Kong, The Netherlands, Denmark, Norway, France, Ireland, and Italy. Certain confidential filing requirements still apply to dominant carrier arrangements. Moreover, in connection with changes to the ISP, the FCC now permits U.S. private line resellers to enter into ISR arrangements with non-dominant foreign carriers on any route.

Employees

As of September 14, 1999, we had 29 employees, of which 5 were executive officers, 2 were engaged in sales, 17 were engaged in operations, engineering and technical/data systems, and 5 were engaged in administration. We consider our employee relations to be good.

Risk Factors

WE ARE A COMPANY IN THE EARLY STAGES OF DEVELOPMENT. We have only recently commenced our present operations, and therefore, have only a limited operating history upon which you can evaluate our business and performance. We have strategically placed telecommunications equipment in cities that we believe will enable us to efficiently transport telecommunications services. Now we are trying to build our customer base in order to achieve greater revenues and market penetration. We expect to add additional telecommunications equipment in other areas of the world. We have not yet determined, with certainty, where those areas will be.

WE ARE LOSING MONEY. We have not yet experienced a profitable quarter and may not ever achieve profitability. By virtue of the early stage of our development, we have yet to build sufficient volume of telecommunications voice and facsimile traffic to reach profitability. Our current expenses are greater than our revenues. This will probably continue until we reach a greater level of maturity and it is possible that our revenues may never exceed our expenses. If operating losses continue, our operations will be in jeopardy.

GOING CONCERN QUALIFICATION TO FINANCIAL STATEMENTS. We may not be able to continue as a going concern if we do not generate profits or secure significant financing within the short term. Our auditors have raised the issue that we may not be able to continue as a going concern as a result of a lack of profits. We have used substantial amounts of working capital in our operations and have sustained significant operating losses. As of June 30, 1999, current liabilities exceeded current assets by approximately $200,000. Our continued operations are dependent upon meeting short term financing requirements and long term profitability.

WE HAVE LIMITED CAPITAL. Being a relatively small company in a capital intensive industry, our limited capital is a significant risk to our future profitability and viability. We are currently seeking additional financing. We may sell additional shares of our stock, or engage in other financing activities, in order to provide capital that may be needed for our operations. There is no guarantee that market conditions will permit us to do this. If we cannot secure additional capital, our continued operation will be in jeopardy.

ADDITIONAL SHARES WILL BE AVAILABLE FOR SALE IN THE PUBLIC MARKET WHICH COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP SIGNIFICANTLY. We estimate that approximately 10.7 million shares of our common stock are currently eligible for resale under applicable securities laws. Of these shares, 2,000,000 are being held in escrow but may be released if the closing market price of a share of the Company's common stock is less than $5.00 on any 40 trading days during the 120 consecutive trading days subsequent to August 31, 1999. We expect, given that the current price is less than $5.00, that all of these shares will be released from escrow. In addition, we are currently in the process of registering the potential resale of up to an additional 8,722,618 shares of Company common stock into the public trading market, including 6,296,589 shares on behalf of Frederick A. Moran and certain members of Mr. Moran's immediate family. Finally, contractual restrictions on the resale of 750,000 shares of Company common stock held by a trust affiliated with a former executive officer and director of the Company will lapse in November, 1999. These expected events will have the effect of significantly increasing the number of shares eligible for public trading. Sales of substantial amounts of the stock in the public market could have an adverse effect on the price of the stock and may make it more difficult for us to sell stock in the future. Although it is impossible to predict market influences and prospective values for securities, it is possible that the substantial increase in the number of shares available for sale, in and of itself, could have a depressive effect on the price of our stock.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER LONG DISTANCE CARRIERS. AT&T, MCI WorldCom and Sprint Corporation dominate the U.S.-based international telecommunications services market. We also compete with Pacific Gateway Exchange, Inc., Star Telecommunications, Inc. and other foreign and U.S.-based long distance providers, including the Regional Bell Operating Companies, which presently have some FCC authority to resell and terminate international telecommunication services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than we do. If we compete with them for the same markets, their financial strength could prevent us from obtaining business there. For example, our larger competitors could discount services to attract or maintain customers. We may not have the financial resources to effectively compete with them on that level. We also may compete abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International wholesale switched service providers compete on the basis of transmission quality, price, customer service, and breadth of service offerings. Further, the number of our competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the WTO in April 1997. Under the terms of the WTO agreement, starting February 5, 1998, the United States and 68 countries have committed to open their telecommunications markets to competition, increase foreign ownership and adopt measures to protect against anti-competitive behavior. As a result, we believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions.

TECHNICAL ADVANCEMENT COULD RENDER OUR EQUIPMENT OBSOLETE. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. We are unable to predict which technological developments will challenge our competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment. We expect that the future will bring significant technological change. It is possible that these changes could result in more advanced telecommunications equipment that could render our current equipment obsolete. If this were to happen, we would most likely have to invest significant capital in this new technology, which could have a material adverse effect on our business, operating results and financial condition.

CUSTOMER CONCENTRATION. A small number of customers historically have accounted for a significant percentage of our total sales. For the year ended June 30, 1999, two customers accounted for approximately 65% of our total sales. Our customers typically are not obligated contractually to purchase any quantity of services in any particular period. The loss of, or a material reduction in orders by, one or more of our key customers could have a material adverse effect on business, financial condition and results of operations.

ONE OR MORE OF OUR CUSTOMERS COULD FAIL TO PAY US. We must assume a certain level of credit risk with our customers in order to do business. It is possible that one or more of our customers could fail or refuse to pay us in a timely manner, or at all. If that happened, it could have a material adverse affect on business, cash flow and financial condition. We try to minimize the risk by checking the credit background of our customers. To date, we have not had material problems with customers failing to pay us.

THE YEAR 2000 PROBLEM COULD HAVE A MATERIALLY ADVERSE EFFECT ON US. We are currently responding to year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any such two-digit computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A significant portion of the devices that we use to provide our basic services use date-sensitive processing which affect functions such as service activation, service assurance and billing processes.

We are continually evaluating the year 2000 readiness of our computer systems, software applications and telecommunications equipment. We are sending year 2000 compliance inquiries to certain third parties (i.e. vendors, customers, outside contractors) with whom we have a relationship. These inquiries include, among other things, requests to provide documentation regarding the third party's year 2000 programs, and questions regarding how the third party specifically examined the year 2000 effect on their equipment and operations and what remedial actions will be taken with regard to these problems. We send follow up letters as necessary providing our vendors a format to disclose any new discoveries.

We have conducted our investigations through a discovery process undertaken by VDC and each of its operating subsidiaries. At the current time, we believe year 2000 risk is minimal to VDC and the following subsidiaries: Masatepe, Sky King, VDC Hong Kong, WorldConnectTelecom.com, and Voice & Data Communications (Latin America), Inc. The biggest risk from the year 2000 is to our subsidiary, VDC Telecommunications. This subsidiary operates most of our software and processing systems and is interconnected with many telecommunications service suppliers. We will continue our efforts to minimize risk associated with VDC Telecommunications. VDC Telecommunications produces the vast majority of our revenues.

Since we are a new company, our key systems have just recently been implemented. Most of the vendors of such systems have represented to us that the systems are compliant with the year 2000 issues. We will, however, continue to require confirmation of year 2000 compliance in our future requests for proposals from equipment and software vendors. The failure of our computer systems and software applications to accommodate the year 2000 issues could have a material adverse effect on our business, financial condition and results from operations.

Further, if the software and equipment of those on whose services we depend are not year 2000 functional, it could have a material adverse effect on our operations. While most major domestic telecommunications companies have announced that they expect all of their network and support systems to be year 2000 functional, other domestic and international carriers may not be year 2000 functional. We intend to continue to monitor the performance of our accounting, information and other systems and software applications to identify and resolve any year 2000 issues. Currently, through our discovery process, we have identified and remedied an estimated $84,000 of expenditures associated with updating systems to be year 2000 compliant. However, we expect we will continue to find expenses pending the finalization of our year 2000 investigation, which will not occur until all "trouble dates" have passed. Carriers in other countries with whom we may do business may not be year 2000 compliant, possibly having an adverse impact upon our ability to transmit or terminate telecom traffic.

Year 2000 problems could affect the purchasing power of our current or potential customers if they incur significant year 2000 remediation costs or liabilities. This could result in fewer funds available to purchase our services, which in turn could have a material adverse effect on our business, financial condition and results of operations.

We believe that the most reasonably likely worst case scenario resulting from the century change could be the inability to efficiently send voice and facsimile calls at current rates to desired locations. We do not know how long this might last. This would have a material adverse effect on our results from operations.

LIMITED LONG-TERM PURCHASE AND RESALE AGREEMENTS AND PRICING PRESSURES FOR TRANSMISSION CAPACITY COULD ADVERSELY AFFECT OUR GROSS MARGINS. A substantial portion of transmission capacity is obtained on a variable, per minute and short-term basis, subjecting us to the possibility of unanticipated price increases and service cancellations. Since we do not generally have long-term arrangements for the purchase or resale of international long distance services, and since rates fluctuate significantly over short periods of time, our gross margins are subject to significant fluctuations over short periods of time. Our gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

OUR ABILITY TO IMPLEMENT OUR PLAN SUCCESSFULLY IS DEPENDENT ON A FEW KEY PEOPLE. We are particularly dependent upon Frederick A. Moran, the Chief Executive Officer and Chief Financial Officer of the Company. Mr. Moran is also a significant shareholder and Chairman of the Board of Directors of the Company. The Company has an employment agreement with Mr. Moran through March 2003. We believe the combination of his employment agreement and equity interest in the Company keeps Mr. Moran highly motivated to remain with the Company.

NUMEROUS CONTINGENCIES COULD HAVE A MATERIAL ADVERSE EFFECT ON US. Because we are in the early stages of development and because of the nature of the industry in which we operate, there are numerous contingencies over which we have little or no control, any one of which could have a material adverse effect on us. The contingencies include, but are not limited to, the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for telecommunications traffic termination; financial difficulties of major customers; pricing pressure resulting from increased competition; credit risk; and technical difficulties with or failures of portions of our network that could impact our ability to provide service to or bill our customers.

GOVERNMENT INVOLVEMENT IN INDUSTRY COULD HAVE AN ADVERSE EFFECT. We are subject to various U.S. and foreign laws, regulations, agency actions and court decisions. Our U.S. international telecommunications service offerings are subject to regulation by the FCC. The FCC requires international carriers to obtain authorization prior to acquiring international facilities by purchase or lease, or providing international telecommunications service to the public. Prior FCC approval is also required, in most cases, to transfer control of certificated carriers such as our subsidiaries. We must file certain reports, notifications, contracts, and other documents with the FCC and must pay regulatory and other fees, which are subject to change. We are also subject to FCC policies and rules. The FCC could determine, by its own actions or in response to a third party's filing, that certain of our services, termination arrangements, agreements with foreign carriers, or reports did not comply with FCC policies and rules. If this occurred, the FCC could impose various sanctions, including ordering us to discontinue such arrangements, fining us or revoking our authorizations. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

RECENT AND POTENTIAL FCC ACTIONS MAY ADVERSELY AFFECT OUR BUSINESS BY INCREASING COMPETITION, DISRUPTING TRANSMISSION ARRANGEMENTS AND INCREASING COSTS. Regulatory action that may be taken in the future by the FCC may intensify the competition which we face, impose additional operating costs upon us, disrupt certain of our transmission arrangements or otherwise require us to modify our operations. Recent FCC rulemaking orders and other actions have lowered the entry barriers for new facilities-based and resale international carriers by streamlining the processing of new applications and granting non-dominant carriers greater flexibility in establishing non-standard settlement arrangements with non-dominant foreign carriers, including the non-dominant U.S. affiliates of such carriers. In addition, the FCC's rules implementing the WTO Agreement presume that competition will be advanced by the U.S. entry of facilities-based and resale carriers from WTO member countries, thus further increasing the number of potential competitors in the U.S. market and the number of carriers which may also offer end-to-end services. The FCC has also sought to reduce the foreign termination costs of U.S. international carriers by prescribing maximum or benchmark settlement rates which foreign carriers may charge U.S. carriers for terminating switched telecommunications traffic. The FCC has not stated how it will enforce its settlement benchmarks if U.S. carriers are unsuccessful in negotiating settlement rates at or below the prescribed benchmarks. If the FCC implements the reduced benchmarks, our transmission arrangements to certain countries may need to modify our existing arrangements.

The Telecommunications Act of 1996 permits the FCC to forbear enforcement of the tariff provisions in such act, which apply to all interstate and international carriers, and the U.S. Court of Appeals is currently reviewing an FCC order directing all domestic interstate carriers to de-tariff their offerings. While the court reviews the FCC's order all international and domestic carriers must continue to file tariffs. The FCC routinely reviews the contribution rate for various levels of regulatory fees, including the rate for fees levied to support universal service, which fees may be increased in the future for various reasons, including the need to support the universal service programs mandated by The Telecommunications Act of 1996, the total costs for which are still under review by the FCC. We cannot predict the net effect of these or other possible future FCC actions on our business, operating results and financial condition, although the net effect could be material.

REGULATION OF CUSTOMERS MAY MATERIALLY ADVERSELY AFFECT OUR REVENUES BY DECREASING THE VOLUME OF TRAFFIC WE RECEIVE FROM MAJOR CUSTOMERS. Our customers are also subject to actions taken by domestic or foreign regulatory authorities that may affect the ability of customers to deliver traffic to us. Future regulatory actions could materially adversely affect the volume of traffic received from a major customer, which could have a material adverse effect on our business, financial condition and results of operations.

CERTAIN OF OUR ARRANGEMENTS WITH FOREIGN OPERATORS MAY BE INCONSISTENT WITH FCC POLICIES. The FCC's international private line resale policy limits the conditions under which a carrier may connect international private lines to the public switched telephone network at one or both ends to provide switched services, commonly known as International Simple Resale. Certain of our termination arrangements with foreign operators may be inconsistent with the FCC's international private line resale policy and our existing FCC authorizations. In summary, a carrier generally may only offer International Simple Resale services to a foreign country if the FCC has found (a) the country is a member of the WTO and at least 50% of the U.S. billed and settled traffic to that country is settled at or below the FCC's benchmark settlement rate or
(b) the country is not a WTO member, but it offers U.S. carriers equivalent opportunities to engage in International Simple Resale and at least 50% of the U.S. billed and settled traffic is settled at or below the applicable benchmark. However, in connection with its changes to its International Settlements Policy, the FCC now permits U.S. private line resellers to enter into International Simple Resale arrangements with non-dominant carriers on any route.

The FCC's International Settlements Policy limits the arrangements which U.S. international carriers may enter into with foreign carriers for exchanging public switched telecommunications traffic, which the FCC terms International Message Telephone Service. This policy does not apply to International Simple Resale services. The International Settlements Policy requires that U.S. carriers receive an equal share of the service rate and receive inbound traffic in proportion to the volume of U.S. outbound traffic, which they generate. The International Settlements Policy and other FCC policies also prohibit a U.S. carrier and a foreign carrier which possesses sufficient market power on the foreign end of the route to affect competition adversely in the U.S. market by entering into an exclusive arrangement involving services, facilities or functions on the foreign end of a U.S. international route which are necessary for providing basic telecommunications and which are not offered to similarly situated U.S. carriers. It is possible that the FCC could find that certain of our arrangements with foreign operators are inconsistent with the International Settlements Policy.

We may use both transit and refile arrangements, which provide indirect termination service through an alternative location, to terminate our international traffic. The FCC currently permits transit arrangements by U.S. international carriers. The FCC's rules also permit carriers in many cases to use International Simple Resale facilities to route traffic via a third country for refile through the public switched telephone network. The extent to which U.S. carriers may enter into refile arrangements consistent with the International Settlements Policy is currently under review by the FCC. Certain transit or refile arrangements may violate the International Settlements Policy or other FCC rules, regulations or policies.

THE INTERNATIONAL TELECOMMUNICATIONS MARKET IS RISKY. The international nature of our operations involves certain risks, such as changes in U.S. and foreign government regulations and telecommunications standards, dependence on foreign partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. Moreover, our international operations are subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Failure by our agents, strategic partners and other intermediaries, whether past or future, to comply with the FCPA could result in our facing liability. In addition, our business could be adversely affected by a reversal in the current trend toward the deregulation of the telecommunications industry. We will be increasingly subject to these risks to the extent that we proceed with the planned expansion of international operations.

International sales are subject to inherent risks, including:

         (1) unexpected changes in regulatory requirements, tariffs or other barriers;

         (2)      difficulties in staffing and managing foreign operations;

         (3)      longer payment cycles;

         (4)      unstable political environments;

         (5)      dependence on foreign partners;

         (6)      greater difficulty in accounts receivable collection; and

         (7)      potentially adverse tax consequences.

We may rely on foreign partners to terminate traffic in foreign countries and to assist in installing transmission facilities and network switches, complying with local regulations, obtaining required licenses and assisting with customer and vendor relationships. We may have limited recourse if our foreign partners do not perform under their contractual arrangements. Our arrangements with foreign partners may expose us to significant legal, regulatory or economic risks over which we may have little control.

WE MAY LOSE REVENUE OR INCUR ADDITIONAL COSTS BECAUSE OF NETWORK FAILURE. Any system or network failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition or results of operations. Our services are dependent on our own and other companies' abilities to successfully integrate technologies and equipment. In connecting with other companies' equipment, we take the risk of not being able to provide service due to their error. In addition, there is the risk that our equipment may malfunction or that we could make an error, which may negatively affect our customers' service and/or our ability to accurately bill our customers for services. Our hardware and other equipment may also suffer damage from natural disasters such as fires, floods, hurricanes and earthquakes, other catastrophic events such as civil unrest, terrorism and war and other sources of power loss and telecommunications failures. We have taken a number of steps to prevent our service from being affected by natural disasters, fire and the like. We have built redundant systems for power supply to our equipment. Nevertheless, there can be no assurance that any such systems will prevent the switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of our network, or a significant decrease in telephone traffic resulting from effects of a natural or man-made disaster, could have a material adverse effect on our relationship with our customers and our business, operating results and financial condition.

GOVERNMENT REGULATORY POLICIES MAY INCREASE PRICING PRESSURES IN OUR INDUSTRY. We expect that government regulatory policies are likely to continue to have a major impact on the pricing of network services and possibly accelerate the entrance of new competitors and consolidation of the industry. These trends may affect demand for such services. Tariff rates, whether determined autonomously by telecommunications service providers or in response to regulatory directives, may affect the cost effectiveness of deploying network services. Tariff policies are under continuous review and are subject to change. User uncertainty regarding future policies may also negatively affect demand for our services.

OUR COST OF SERVICES AND OPERATING EXPENSES MAY FLUCTUATE SIGNIFICANTLY. Our cost of services and operating expenses in any given period can vary due to factors including, but not limited to:

         (1) fluctuations in rates charged by carriers to terminate our telecommunications traffic;

         (2)      increases in bad debt expense and reserves;

         (3) the timing of capital expenditures and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities;

         (4) costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel;

         (5) changes in routing due to variations in the quality of vendor transmission capability;

         (6)      loss of favorable routing options;

         (7)      actions by domestic or foreign regulatory entities;

         (8)      financial difficulties of major customers;

         (9)      pricing pressure resulting from increased competition;

         (10) the level, timing and pace of our expansion in international and commercial markets; and

         (11) general domestic and international economic and political conditions.

WE MAY NOT BE ABLE TO CONTINUE TO OBTAIN SUFFICIENT TRANSMISSION FACILITIES ON A COST-EFFECTIVE BASIS. The failure to obtain telecommunications facilities that are sufficient to support our network traffic in a manner that ensures the reliability and quality of our telecommunications services may have a material adverse effect on our business, financial condition or results of operations. Our business depends in part, on our ability to obtain transmission facilities on a cost-effective basis.

FOREIGN GOVERNMENTS MAY NOT PROVIDE US WITH PRACTICAL OPPORTUNITIES TO COMPETE IN THEIR TELECOMMUNICATIONS MARKETS. We may be subject to regulation in foreign countries in connection with certain of our business activities. For example, laws or regulations in either the transmitting or terminating foreign jurisdiction may affect our use of transit, resale or other routing arrangements. In addition, our operations may be affected by foreign countries, either independently or jointly as members of national organizations such as the World Trade Organization ("WTO"), may have adopted or may adopt laws or regulatory requirements regarding such services for which compliance would be difficult or expensive and that could force us to choose less cost-effective routing alternatives and that could adversely affect our business, operating results and financial condition. To the extent that we seek to provide telecommunications services in other non-U.S. markets, we are subject to the developing laws and regulations governing the competitive provision of telecommunications services in those markets. We currently plan to expand our operations as these markets implement scheduled liberalization to permit competition in the full range of telecommunications services in the next several years. The nature, extent and timing of the opportunity for us to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. The regulatory regimes in these countries may not provide us with practical opportunities to compete in the near future, or at all, and we may not be able to take advantage of any such liberalization in a timely manner.

Governments of many countries exercise substantial influence over various aspects of their countries' telecommunications markets. In some cases, the government owns or controls companies that are or may become competitors with us and/or our partners, such as national telephone companies, upon which our foreign partners may depend for required interconnections to local telephone networks and other services. Certain actions of these foreign governments could have a material adverse effect on our operations. In highly regulated countries in which we are not dealing directly with the dominant local exchange carrier, the dominant carrier may have the ability to terminate service to us or our foreign partner and, if this occurs, we may have limited or no recourse. In countries where competition is not yet fully established and we are dealing with an alternative operator, foreign laws may prohibit or impede new operators from offering services.

OUR STOCK IS HIGHLY VOLATILE. Our stock price fluctuates significantly. We believe that this will most likely continue. Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning us or our competitors, including results of operations, technological innovations, government regulations, the gain or loss of significant customers, general trends in the industry, market conditions, analysts' estimates, proprietary rights, significant litigation, and other events in our industry, may have a significant impact on the market price of our stock. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many technology and telecommunications companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

ANTI-TAKEOVER PROVISIONS MAY DETER CHANGE IN CONTROL TRANSACTIONS. Certain provisions of our Certificate of Incorporation, as amended (the "Certificate of Incorporation"), and Bylaws, as amended (the "Bylaws"), and the General Corporation Law of the State of Delaware (the "GCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such transactions would be beneficial to our shareholders. For example, we are subject to the provisions of the GCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an "Interested Stockholder") for three years after the person became an Interested Stockholder, unless the business combination is approved in a prescribed manner. The Certificate of Incorporation includes undesignated preferred stock, which may enable the Board to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. In addition, the Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board will be elected at each annual meeting of stockholders. Classified boards may have the effect of delaying, deferring or discouraging changes in control of us. Further, certain other provisions of the Certificate of Incorporation and Bylaws and of the GCL could delay or make more difficult a merger, tender offer or proxy contest involving us. Additionally, certain federal regulations require prior approval of certain transfers of control of telecommunications companies, which could also have the effect of delaying, deferring or preventing a change in control.

RISK OF IMPAIRMENT OF SIGNIFICANT ASSET. We own a minority interest in a private company, Metromedia China Corporation ("MCC"), that constitutes one of our principal assets. As of June 30, 1999, the carrying value of our ownership interest in MCC equaled $2.4 million, or approximately 24% of our total assets of approximately $10 million as of that date. The value of our interest in MCC may change in the future. The value of MCC may be unfavorably influenced by negative operating results, the Chinese Internet and telecommunications markets and/or other factors. Furthermore, changes in governmental policy towards foreign investment in China could also adversely affect the value of our investment. MCC has recently been notified that the supervisory departments of the Chinese government had requested MCC's local Chinese partner to terminate two of its four telecommunications joint ventures. MCC expects that the remaining two joint ventures will also be terminated due to regulatory policies of the Chinese government.

WE HAVE A SIGNIFICANT INVESTMENT IN A PRIVATE COMPANY THAT WE DO NOT CONTROL. Through Masatepe Communications, U.S.A., L.L.C. ("Masatepe"), we have a non-controlling investment in Masatepe Comunicaciones, S.A., a private Nicaraguan telecommunications company ("Masacom"). We have loaned funds and telecommunications equipment to Masacom. This equipment is located in Nicaragua. The recoverability of our loans and equipment is not assured. As of the date of this filing, there are no services being provided by Masatepe. As a result, we have written off the goodwill associated with the Masatepe acquisition and operating equipment located in Nicaragua.

WE HAVE NOT PAID ANY DIVIDENDS TO OUR STOCKHOLDERS AND DO NOT EXPECT TO ANYTIME IN THE NEAR FUTURE. Instead, we plan to retain future earnings, if any, for investment back into the Company.


ITEM 2. DESCRIPTION OF  PROPERTIES

Our headquarters are located in approximately 10,800 square feet of leased office space in Greenwich, Connecticut. The office space is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $290,000. We also lease approximately 5,600 square feet of office space in Aurora, Colorado where the operations of a subsidiary are located. This office is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $95,000.

We also lease a total of approximately 8,500 square feet in New York, Los Angeles and Denver as sites for its switching facilities. The locations are leased from unaffiliated third parties pursuant to ten-year leases at a combined annual rental of approximately $199,000. We believe that our facilities are adequate to support our current needs and that suitable additional facilities will be available, when needed, at commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

Worldstar Suit

On or about July 30, 1999, Worldstar Communications Corporation ("Worldstar") commenced an action in the Supreme Court of New York entitled Worldstar Communications Corporation v. Lindemann Capital L.P., Activated Communications, L.P., Marc Graubart, Michael Mazzone, VDC Corporation and ING Baring Furman Selz, LLC (Index No. 603621/99) (the "Action"). Worldstar asserts in the Action that, under the terms of a purported joint venture arrangement with Lindemann Capital LP ("Lindemann") and Activated Communications, LP ("Activated"), Worldstar acquired certain rights to share in the profits and ownership of a telecommunications project in Nicaragua (the "Nicaraguan Project") owned by
Masatepe Comunicaciones S.A., a Nicaraguan company ("Masacom"). Masatepe Communications U.S.A., L.L.C. ("Masatepe"), which owns a 49% equity interest in Masacom, was acquired by the Company and is now a wholly-owned subsidiary of the Company. The relief sought by Worldstar includes: (1) monetary damages arising out of purported interference with Worldstar's profit participation and ownership in the Nicaraguan Project and (2) a declaratory judgment that among other things: (a) Worldstar is entitled to share in the profits and ownership of the Nicaraguan Project; and (b) the transaction pursuant to which the Company acquired an interest in the Nicaraguan Project was void.

In the event that the plaintiff prevails in the Action, the value of the Company's interest in Masatepe, Masacom and/or the Nicaraguan Project could be diluted. Additionally, the Company could be held liable for certain profits associated with the operation of Masatepe and/or the Nicaraguan Project and for related damages. However, pursuant to the Purchase Agreement through which the Company acquired Masatepe (the "Purchase Agreement"), Activated has an obligation to indemnify and hold the Company and Masatepe harmless from any loss, liability, claim, damage and expense arising out or resulting from the Action. In addition, under certain circumstances, Activated has an obligation under the Purchase Agreement to repurchase from the Company all or part of the Company's equity interest in Masatepe. Furthermore, defendants are vigorously defending the Action and certain of the defendants including the Company, have filed a Motion to Dismiss. In view of the foregoing, the Company does not believe that the claims asserted in the Action will have a material adverse effect on the Company's assets or operations.

StarCom Suit

On or about July 12, 1999, StarCom Telecom, Inc. ("StarCom") commenced an action in the District Court of Harris County, Texas, in the 127th Judicial District entitled StarCom Telecom, Inc. vs. VDC Communications, Inc. (Civil Action No. 1999-35578) (the "StarCom Action"). StarCom asserts in the StarCom Action that the Company induced it to enter into an agreement with the Company through various purported misrepresentations. StarCom alleges that, due to these purported misrepresentations and purported breaches of contract, it has been unable to provide services to its customers. The relief sought by StarCom includes monetary damages arising out of the Company's purported misrepresentations and purported breaches of contract. In the event that StarCom prevails in the StarCom Action, the Company could be liable for monetary damages in an amount that would have a material adverse effect on the Company's assets and operations.

The Company does not believe that the claims asserted in the StarCom Action are either meritorious or will have a material adverse effect on the Company's assets or operations. To date, despite the fact that the StarCom Action was filed over two months ago, opposing counsel in the StarCom Action has refused to have the Company served with process because opposing counsel has represented to the Company that it is still investigating the facts underlying the StarCom Action. Moreover, opposing counsel has also filed a Motion to Withdraw as Attorney in Charge of the StarCom Action. Finally, based on a review on the documents and evidence available to date, there does not appear to be a factual basis for StarCom's claims. The complaint does not identify with any specificity the contract that the Company has purportedly breached and is very general about the representations that were purportedly made. In the event that the Company is served in the StarCom Action, it intends to vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has traded on the American Stock Exchange, Inc. ("AMEX") since July 7, 1998 under the trading symbol "VDC". Commencing in 1993 until November 26, 1997, the Company's common stock traded on The NASDAQ Small Cap Market under the trading symbol "VDCLF". On November 26, 1997, NASDAQ imposed a trading halt on the Company's common stock, which was subsequently delisted from trading on NASDAQ on March 2, 1998. From March 2, 1998 to July 7, 1998, the Company's common stock was traded on the OTC Bulletin Board under the trading symbol "VDCLF."

The following table sets forth certain information with respect to the high and low bid or closing prices of the Company's common stock for the periods indicated below:

Fiscal 1999                 High         Low
First Quarter              $7.88       $4.13
Second Quarter             $4.50       $3.50
Third Quarter              $5.63       $3.63
Fourth Quarter             $4.00       $2.88

Fiscal 1998
First Quarter              $5.38       $3.88
Second Quarter             $6.50       $4.50
Third Quarter              $6.50       $3.75
Fourth Quarter             $8.63       $5.88

Fiscal 1997
First Quarter              $9.25       $7.38
Second Quarter             $7.88       $5.00
Third Quarter              $6.50       $5.00
Fourth Quarter             $5.25       $3.00


On September 14, 1999, the closing price for the Company's common stock on AMEX was $2.00 per share.

The high and low bid and closing prices for the Company's common stock are rounded to the nearest 1/8th. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

Dividends

The Company has not paid any cash dividends to date and has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on VDC's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Holders

As of September 14, 1999, the approximate number of holders of record of the Company's common stock was 668. The Company believes the number of beneficial owners of the common stock exceeds 1,500.

Recent Sales of Unregistered Securities

In May 1999, the Company sold 1,265,947 shares of Company common stock and granted warrants to purchase 121,035 shares of Company common stock to accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 (the "Act") as follows:


Shareholder                                              Number of Shares     Consideration ($)    Warrants(1)
-----------                                              ----------------     -----------------    -----------

Adase Partners, L.P.                                              60,000             162,000.00          6,000
Alnilam Partners, LP                                               2,185                     (2)             -
Dean Brizel and Jeanne Brizel                                     20,000              54,000.00          2,000
Stephen Buell                                                     20,000              54,000.00          2,000
Capital Opportunity Partners One, LP                              20,000              54,000.00          2,000
Arthur Cooper and Joanie Cooper                                   40,000             108,000.00          4,000
Mark Eshman & Jill Eshman trustees for the
   Eshman Living Trust dated 9/24/90                              20,000              54,000.00          2,000
Jeffrey Feingold and Barbara Feingold                             20,000              54,000.00          2,000
Fred Fraenkel                                                     20,000              54,000.00          2,000
Torunn Garin                                                      60,000             162,000.00          6,000
Henry D. Jacobs Jr.                                               37,037              99,999.90          3,703
Frederick A. Moran and Joan B. Moran                             280,000             840,000.00              -
Kent F. Moran Trust                                               24,160              72,480.00              -
Luke F. Moran Trust                                               24,010              72,030.00              -
Ernst Von Olnhausen                                               10,000              27,000.00          1,000
Paradigm Group, LLC                                              370,370             999,999.00         64,814 (3)
PGP I Investors, LLC                                             185,185             499,999.50         18,518
Santa Fe Capital Group (NM), Inc.                                  3,000                     (2)             -
Scott Schenker and Randi Schenker                                 20,000              54,000.00          2,000
Michael Weissman                                                  10,000              27,000.00          1,000
Robert Vicas                                                      20,000              54,000.00          2,000
                                                                  ------              ---------          -----
TOTAL                                                          1,265,947           3,502,508.40        121,035


(1) The warrants have an exercise price of $6.00 per share and expire three years from the date of grant (May, 2002).

(2) In consideration for investment banking services rendered in connection with the private placement.

(3) Includes warrants to purchase 27,777 shares granted in consideration for consulting services rendered in connection with the private placement.

In May 1999, the Company issued, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act, warrants to purchase 4,500 shares of Company common stock at an exercise price of $7.00 per share to ING Barings Furman Selz ("ING"), an accredited investor, in consideration for investment banking services rendered by ING. The warrants expire on August 7, 2001.

In April 1999, the Company issued, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act, 76,750 shares of Company common stock to Marc Graubart and 18,250 shares of Company common stock to Tab K. Rosenfeld, both accredited investors, in consideration for Mr. Graubart's resignation from positions held with Masatepe, the release of various claims, and other consideration set forth more particularly in a Settlement, Release and Discharge Agreement by and among the Company, Masatepe, and Marc Graubart, dated March 9, 1999 (the "Release Agreement"). Of the shares issued to Marc Graubart, 7,500 will be held in escrow for a period of one (1) year following the date of the Release Agreement (the "Escrow Shares") to insure compliance with the terms of the Release Agreement.

In connection with the Company's acquisition of Sky King Connecticut, the Company agreed to issue an aggregate of 444,852 shares of Company common stock as an investment banking fee, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act, to SPH Equities Inc. ("SPH Equities"), KAB Investments Inc. ("KAB"), FAC Enterprises, Inc. ("FAC"), and SPH Investments Inc. ("SPH Investments"), all of which are accredited investors, subject to certain conditions (the "Investment Banking Shares"). In partial satisfaction of this obligation, on December 22, 1998, the Company issued an aggregate 240,000 shares of Company common stock as follows:
129,852 shares to FAC, 70,000 shares of Company common stock to SPH Investments, and 40,148 shares of Company common stock to SPH Equities. On February 16, 1999, in further satisfaction of this commitment, the Company issued 19,852 shares of Company common stock to SPH Equities and 30,148 shares of Company common stock to KAB.

On December 23, 1998, the Company sold 245,159 shares of Company common stock, to accredited investors consisting of certain entities associated with and family members of Frederick A. Moran in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act as follows:

Shareholder                         Number of Shares     Price per Share
-----------                         ----------------     ---------------
Anne Moran                                  35,310             $3.625
Anne Moran, IRA                             49,379             $3.625
Frederick A. Moran &
Anne Moran                                  41,380             $3.625
Frederick A. Moran, IRA                        331             $3.625
Frederick W. Moran                         100,000             $3.625
Joan Moran, IRA                                248             $3.625
Kent Moran                                   8,221             $3.625
Luke Moran                                   9,352             $3.625
Moran Equity Fund, Inc.                        938             $3.625
                                               ---
TOTAL                                      245,159


In August 1998, the Company issued, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act, 78,697 shares of Company common stock (the "Activated Shares") to Activated Communications Limited Partnership ("Activated") and 21,428 shares of Company common stock to Marc Graubart (the "Graubart Shares"), both accredited investors, in connection with the Company's acquisition of the membership interests of Masatepe (the "Masatepe Acquisition") pursuant to the terms of a Purchase Agreement dated July 31, 1998, by and among the Company, Masatepe, Activated and Marc Graubart (the "Purchase Agreement"). The Activated Shares were issued in escrow as partial consideration for Activated's membership interest in Masatepe. The Graubart Shares were issued in escrow as consideration for investment banking services rendered by Graubart in connection with the Masatepe Acquisition. Both the Activated Shares, less 14,160 shares returned to the Company for a claim made by the Company, and the Graubart Shares were released from escrow. Both the Activated Shares and the Graubart Shares were subject to upward adjustment due to price adjustment rights. In June 1999, in connection with these rights, the Company issued, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act, 39,072 shares of Company common stock to Activated and 15,247 shares of Company common stock to Mr. Graubart.

ITEM 6 - SELECTED FINANCIAL DATA.

The following selected consolidated financial data as of and for each of the period(s) ended June 30, 1999, 1998, 1997 and 1996 have been derived from the audited consolidated Financial Statements of the Company. Since, as a result of the March 6, 1998 merger, the former stockholders of Sky King Connecticut acquired a controlling interest in VDC Bermuda, the acquisition has been accounted for as a "reverse acquisition". Accordingly, for financial statement presentation purposes, Sky King Connecticut was, for periods prior to March 6, 1998, viewed as the continuing entity and the related business combination was viewed as a recapitalization of Sky King Connecticut, rather than an acquisition by VDC Bermuda. The financial data presented below, for accounting purposes, reflects the relevant Statement of Operations data and Balance Sheet of Sky King Connecticut for periods before the merger on March 6, 1998 and reflect the consolidated results of Sky King Connecticut, VDC Bermuda, and VDC Bermuda's wholly owned subsidiaries after the merger. On November 6, 1998, the
Domestication Merger, whereby VDC Bermuda merged with and into VDC, was consummated. The Domestication Merger has been accounted for as a reorganization, which has been given retroactive effect in the financial statements for all periods presented. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                 Period from
                                               January 3, 1996
                                             (inception) through                  Years ended
                                                                  -------------------------------------------
                                                June 30, 1996     June 30, 1997  June 30, 1998  June 30, 1999
                                                -------------     -------------  -------------  -------------
Statement of Operations Data:
revenues ....................................   $      4,850    $     43,248    $     99,957    $  3,298,357

cost of services ............................          1,091          22,020          28,460       5,155,752
selling, general and administrative .........         30,461          53,657       1,167,429       4,636,230
non-cash compensation .......................              0               -       2,254,000      16,146,000
asset impairment charges ....................              0               -              -        1,644,385
                                                   ---------       ---------       ---------       ---------

operating (loss) (1).........................        (26,702)        (32,429)     (3,349,932)    (24,284,010)
operating (loss) per common share ...........          (0.01)          (0.01)          (0.76)          (1.37)

(loss) on impairment-MCC ....................                                                    (21,328,641)
(loss) on note restructuring ................             --              --              --      (1,598,425)
other income (expense) ......................             --              --         195,122         (63,637)
equity in (loss) of affiliate ...............             --              --              --        (867,645)
                                                                                                    --------
net loss ....................................   $    (26,702)   $    (32,429)   $ (3,154,810)   $(48,142,358)
                                                ============    ============    ============    ============
net loss per common share-basic and diluted(2)  $      (0.01)   $      (0.01)   $      (0.72)   $      (2.72)

weighted average shares outstanding .........      3,699,838       3,699,838       4,390,423      17,678,045
                                                   ---------       ---------       ---------      ----------

Balance Sheet data:

investment in MCC ...........................   $         --    $         --    $ 37,790,877    $  2,400,000
                                                ------------    ------------    ------------    ------------
total assets ................................   $     16,499    $     15,000    $ 45,823,684    $ 10,002,061
                                                ------------    ------------    ------------    ------------
long-term liabilities, net of current portion   $         --    $         --    $         --    $    847,334
                                                ------------    ------------    ------------    ------------
stockholders' equity ........................   $     16,249    $     14,750    $ 45,667,499    $  6,567,532
                                                ------------    ------------    ------------    ------------

Other Operating data:

EBITDA - Adjusted (3)........................   $    (25,162)   $    (29,039)   $ (1,089,726)   $ (5,386,607)
                                                ------------    ------------    ------------    ------------
Cash flows used by operating activities .....   $    (25,378)   $    (28,573)   $   (859,390)   $ (4,253,532)
                                                ------------    ------------    ------------    ------------
Cash flow used in investing activities ......   $         --    $         --    $ (3,201,433)   $ (2,492,484)
                                                ------------    ------------    ------------    ------------
Cash flow from financing activities .........   $     27,551    $     27,830    $  6,271,504    $  4,851,704
                                                ------------    ------------    ------------    ------------

Minutes of Use ..............................             --              --              --      12,155,801
                                                                                                  ----------
Revenue per Minute of Use ...................   $         --      $       --      $       --    $      0.225
                                                ------------      ----------      ----------    ------------


       (1)        The  loss  from   operations  of  $24,284,010  and  $3,349,932
                  incurred during the years ended June 30, 1999 and 1998, respectively, is primarily attributable to non-cash compensation of $16,146,000 and $2,254,000, respectively (See
                  Note 4 to the consolidated financial statements) and selling, general and administrative expenses.

       (2) Diluted net loss per share does not reflect the inclusion of common share equivalents which would be antidilutive.

       (3) EBITDA-Adjusted represents earnings (losses) before interest expense, income taxes, depreciation, amortization, other income (expense) and non-recurring charges including non-cash compensation and asset impairment charges. EBITDA does not represent cash flows as defined by generally accepted accounting principles. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income (loss), cash flow from operating activities or other measure of liquidity determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As used in this document, the terms "the Company", "we" and "us" include both VDC and VDC Bermuda. The use of these terms reflects the fact that through November 6, 1998, the publicly held company was VDC Bermuda. Thereafter, due to the Domestication Merger, the publicly held company was VDC. We own telecommunications equipment and lease telecommunications lines to provide domestic and international long distance telecommunications services. In addition, we connect to other telephone companies and resell their services to destinations where we do not own equipment or lease lines. Our customers are other long distance telephone companies that resell our services to their retail customers or other telecommunications companies. In the future, we anticipate offering our services directly to retail customers in addition to our current wholesale customers. We currently employ state-of-the-art digital switching and transmission technology. This equipment, located in New York, Los Angeles, and Denver comprises our operating facilities. Our facilities and industry agreements allow us to provide voice and facsimile telecommunications services to most countries in the world.

We believe the telecommunications industry is attractive given its current size and future growth potential. Furthermore, we believe the international telecommunications market provides greater opportunity for growth than the domestic market, due to the relatively limited capacity in certain markets and potentially greater gross margin per minute of traffic. Our objective is to become an international telecommunications company with strategic assets and transmission capability in many attractive markets worldwide. Management believes that in order to achieve this goal, we must provide our customers with long distance and international voice and facsimile transmission at competitive prices. We strive to provide competitive rates, while maintaining carrier grade toll quality to destinations worldwide. We believe that our current facilities are sufficient to handle significantly more traffic than we are currently experiencing. In order to make better use of this capacity, we need to build a reputation for high quality transmission within our industry and provide competitive pricing.

Current results reflect the fact that we have been a company in transition. We began the development of our long-distance telecommunications business on March 6, 1998 and have since developed our infrastructure and industry relations. During these pre-operating phases we focused upon: fund raising; developing a strategic business plan; purchasing telecommunications switches; developing corporate infrastructure; and developing and commencing marketing programs. Effectively, operations began when our telecommunications network was activated and our marketing efforts commenced in January 1999. Since then we have had modest success generating traffic over our infrastructure.

During the past year, we have made significant advancements in our strategic business plan. Some of the more important events in our short history include:

         (1)      listed on the American Stock Exchange in July 1998;

         (2) completed Domestication Merger in November 1998, thereby domesticating the publicly held company in Delaware, United States;

         (3) added three members to the Board of Directors, all of whom were previously independent of the Company;

         (4)      completed initial facilities and network development;

         (5)      started marketing world-wide network January 1, 1999;

         (6)      raised additional funds of approximately $4.3 million;

         (7)      wrote-down investment in Metromedia China Corporation; and

         (8)      revenues   increased   from  an   approximate   run   rate  of
                  $175,000/month at mid-fiscal year to an approximate run rate of $725,000/month at fiscal year end.

While we also made significant inroads in the telecommunications business in Central America in the past year, during the quarter ended June 30, 1999, we cancelled our circuit into Central America and curtailed the operations of our Masatepe subsidiary. The practical effect of this cancellation is that Masatepe no longer operates its owned telecommunications route to Central America. It is possible that Masatepe may develop other routes or restart its Central American route. We are currently terminating a similar volume of traffic in Central America through the use of our international network. Moreover, additional opportunities in Central America are currently being explored through Voice & Data Communications (Latin America), Inc., a subsidiary of the Company.

We earn revenue from three sources. The main source is from our domestic and international telecommunications long distance services which is earned based on the number of minutes billable to our customers, which are other telephone companies. These minutes are generally billed on a monthly basis. Bills are generally paid within thirty days. Our second source of revenues is derived from the rental of telecommunications equipment at our telecommunications facilities and telecommunications circuits to other telephone companies. This revenue is generated and billed on a month-to-month basis. Wholesale telecommunications services such as long distance, international long distance, and switching equipment and capacity rental represented approximately 97% of our revenues during the year ended June 30, 1999 ("Fiscal 1999"). Additionally, we derive minimal revenues from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is also generated and billed on a month-to-month basis. Revenue from site tower management represents approximately 3% of our total revenues during Fiscal 1999.

Revenue derived through the per-minute transmission of voice and facsimile is normally in accordance with contracts with other telecommunications companies. These contracts are often for a year or more, but can generally be amended with a few days notice.

Costs of services include:

          (1) terminating domestic long distance traffic in the United States;

          (2) terminating overseas-originated traffic in the United States and internationally; and

          (3) terminating domestic originated, international traffic outside the United States.

We use other telecommunications companies' services in the same manner that they use ours. Therefore, our costs include significant payments to other telecommunications companies, including variable per minute costs for them to provide voice and facsimile services to us, which we resell to our customers. In addition, our costs of services include:

         (4) fixed monthly expenses for capacity on a fiber optic backbone across the United States;

         (5) the allocable  personnel and overhead  associated with  operations;
             and,

         (6) depreciation of telecommunications equipment. We depreciate long distance telecommunications over a period of five years.

Our costs also include selling, general, and administrative expenses ("SG&A"). SG&A consists primarily of personnel costs, professional fees, travel, office rental and business development related costs. We incur costs on a regular basis associated with international market research and due diligence regarding potential projects inside and outside of the U.S. We believe that our recurring SG&A costs will begin to level off as we reach a mature operating level. It is, however, possible that SG&A could increase significantly. We believe that over time, we may build our volume of minutes billed so that our revenues surpass our costs. We believe that the majority of the infrastructure and personnel necessary to achieve this are currently in place.

Background

VDC Communications, Inc. ("VDC") is the successor to its former parent, VDC Bermuda, by virtue of the Domestication Merger that occurred on November 6, 1998. The effect of the Domestication Merger was that members/stockholders of VDC Bermuda became stockholders of VDC. The primary reason for the Domestication Merger was to reorganize VDC Bermuda as a publicly traded United States corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC Bermuda, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of VDC, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of VDC. The Domestication Merger has been accounted for as a reorganization which has been given retroactive effect in the financial statements for all periods presented.

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998, when VDC (then a wholly-owned subsidiary of VDC Bermuda) acquired Sky King Communications, Inc. ("Sky King Connecticut") by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was treated as the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King Connecticut before the merger on March 6, 1998 and reflect the consolidated results of Sky King Connecticut and VDC Bermuda, and other wholly-owned subsidiaries after the March 6, 1998 merger.

The Sky King Connecticut Acquisition enabled VDC Bermuda to enter into the telecommunications business and reflected the culmination of an overall business reorganization in which VDC Bermuda curtailed its prior lines of business. From its inception in 1980 through 1992, the principal business of VDC Bermuda had involved the acquisition and exploration of North American mineral resource properties. In recognition, however, of the decreasing mineral prices and increasing drilling and exploration costs, during the early 1990's, it elected to phase out of the mining business, and, by 1994, effectively suspended any further efforts in connection with its former mining business.

Following a brief period in which it owned farm and ranch properties, the principal business of VDC Bermuda through 1996 consisted of the acquisition and development of commercial properties in and around the Isle of Man, British Isles, where the executive offices of VDC Bermuda were located at that time. In view, however, of unanticipated development costs and delays in zoning approvals, among others, management thereafter concluded that VDC Bermuda would be unable to complete the development of these properties in the manner originally intended. With returns on investment likely to be below management's expectations, during 1995 and 1996, VDC Bermuda commenced the sale of its real estate holdings, while attempting to devise plans for the redeployment of its capital resources.

Finally, during the year ended June 30, 1997 ("Fiscal 1997"), VDC Bermuda made equity investments in an aggregate amount of approximately $5 million in two early stage ventures. When expected yields from these investments failed to materialize, management concluded that it was in the best interest of VDC Bermuda to: (i) suspend its venture capital operations; (ii) dispose of its investment assets; and (iii) select new management who would be in a better position to identify business opportunities that would more fully benefit from VDC Bermuda's attributes as a public corporation.

During the remainder of Fiscal 1997, management reviewed several possibilities and ultimately identified Sky King Connecticut for acquisition in recognition of a number of factors, including its belief in the growth opportunities available within the national and international telecommunications industries, and the significant collective experiences of the Sky King Connecticut's management within the telecommunications industry.

Results of Operations

For the Year-Ended June 30, 1999 Compared to the Year-Ended June 30, 1998

Revenues: Total revenues in the year ended June 30, 1999 ("Fiscal 1999") increased to approximately $3.3 million from approximately $100,000 for the year ended June 30, 1998 ("Fiscal 1998" or "corresponding prior year period"). This is the initial result of the implementation of our telecommunications services. During Fiscal 1999, our international network for telecommunications services became operational and commercial. During the latter months of Fiscal 1999, we experienced a steady increase in minutes of usage of telecommunications services as customers came on line and began utilizing our services. Revenues were generated during the period by the transmission of minutes domestically and internationally, the rental of telecommunications facilities, and tower management. Revenue for the corresponding prior year period was attributable to tower management and consulting.

Costs of services: Costs of services of approximately $5.2 million during Fiscal 1999 were the result of a combination of per minute fees and leased line fees associated with the traffic carried in the period, salaries, depreciation of telecommunications equipment, and other operating expenses. Costs of services of approximately $28,500 for the corresponding prior year period reflected site leasing expenses.

Selling, general & administrative: SG&A expenses increased to approximately $4.6 million during Fiscal 1999 from approximately $1.2 million for the corresponding prior year period. This increase was attributable to:

         (1) an overall increase in operational and corporate activity, including salaries and development costs necessary for the development and operation of new telecommunications services, including our telecommunications infrastructure;

         (2) professional fees, including consulting, legal and accounting expenses associated with the redeployment of our assets;

         (3) amortization of approximately $500,000 associated with the acquisition of Masatepe; and

         (4)      non-recurring   items:   one-time  write-off  related  to  the
                  purchase  of  a  telecommunications   route  of  $135,000  and
                  non-cash severance expense totaling $391,875.

Had the non-recurring items not occurred during the period, SG&A expenses would have been approximately $4.1 million for Fiscal 1999. We believe that our recurring SG&A costs will begin to level off as we reach a mature operating level. It is, however, possible that as new opportunities, or as mergers and acquisitions are completed, or if we fail to accurately estimate future expenses, SG&A could increase significantly.

Non-cash Compensation Expense: Non-cash compensation expense was $16,146,000 for Fiscal 1999 compared to $2,254,000 for the corresponding prior year period. During Fiscal 1999, 3.9 million shares of VDC's Series B convertible preferred stock ("Escrow Shares"), were released from escrow based upon the achievement of performance criteria which includes the deployment of telecommunications equipment in service areas with an aggregate population of greater than 3.9 million. Of the 3.9 million Escrow Shares released, 2.7 million were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children of management and an employee. The shares issued to former Sky King Connecticut shareholders' minor children were considered compensatory because their beneficial ownership was attributed to certain Sky King Connecticut shareholders in management positions with the Company. The non-cash expense reflected on our financial statements was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of VDC's common stock on the date of release. During Fiscal 1998, 600,000 shares of Series B convertible preferred stock were released from escrow based upon the achievement of performance criteria which included the procurement of $6.9 million in equity financing. Of the 600,000 shares of Series B convertible preferred stock released from escrow, 415,084 were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children of management, and an employee. The non-cash compensation expense reflected on our financial statements is an accounting charge which was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of VDC Bermuda's common stock on the date of release.

Asset impairment charges: We incurred approximately $1.6 million in asset impairment charges during Fiscal 1999. These charges relate to the write off of billing software ($479,000), the write off of fixed assets ($503,000) in Nicaragua and write off of goodwill ($661,824) related to the Masatepe subsidiary. The acquisition of Masatepe was made primarily because of the continued relationship Masatepe's affiliate, Masatepe Comunicaciones, S.A. ("Masacom"), had with ENITEL, the Nicaraguan government controlled telecommunications company. Disagreements over business development arose between Masatepe and Masacom. As a result, we cancelled our circuit into Central America and curtailed Masatepe's operations. Masatepe no longer operates its owned telecommunications route to Central America. Therefore, we believe that the goodwill attributable to the Masatepe acquisition has been permanently impaired. There were no asset impairment charges in Fiscal 1998.

Other income (expense): Other income (expense) was approximately $(23.0) million for Fiscal 1999 compared with approximately $195,000 for the corresponding prior year period. The other expense was mostly due to a non-cash charge of $(21.3) million attributable to a writedown of our ownership interest in MCC and a $(1.6) million loss on restructuring of notes receivable during Fiscal 1999. Other income during Fiscal 1998 was attributable to interest and dividend income. See "LIQUIDITY AND CAPITAL RESOURCES".

Net loss: Our net loss for Fiscal 1999 was approximately $48.1 million. The net loss was primarily the result of non-cash charges, separate and apart from our ongoing core operations. The write down of our investment in MCC accounted for approximately $21.3 million of the loss. Non-cash compensation accounted for an additional $16.1 million of the loss. These items did not affect our liquidity. On an operating cash basis, we experienced a loss of approximately $5.0 million during Fiscal 1999. Losses on an operating cash basis represent cash flows from operations excluding changes in operating assets and liabilities. Our net loss for the corresponding prior year period was approximately $3.2 million. The Fiscal 1998 net loss was mostly attributable to a non-cash compensation charge and SG&A expenses. On an operating cash basis, we experienced a loss of approximately $0.9 million during Fiscal 1998.

We expect that future profitability is likely to depend upon a combination of several factors:

          (1) the   continued   increase   in   the  market  for   international
              telecommunications services;

          (2) the anticipated  increase in the  competitiveness  of our product;
              and

          (3) management of growth.

There are many other factors that could also have an impact.

For the Year Ended June 30, 1998, Compared to the Year Ended June 30, 1997

Revenues: Total revenues increased to approximately $100,000 in Fiscal 1998 as compared to approximately $43,000 for year ended June 30, 1997 ("Fiscal 1997"). The increase reflects increased sites under management and consulting fees. We no longer act as a consultant to other telecommunications companies.

Costs of  services:  Costs of  services  during  Fiscal  1998  and  Fiscal  1997 consisted of site leasing expense. Site leasing expense increased to approximately $28,000 in Fiscal 1998 from approximately $22,000 in Fiscal 1997. The increase was due to an increase in radio tower and antenna space rentals.

Selling, general & administrative: Selling, general and administrative expenses increased to approximately $1.2 million in Fiscal 1998 from approximately $54,000 in Fiscal 1997. This increase was primarily attributable to professional fees, including consulting, legal and accounting expenses associated with the redeployment of our assets and salaries of new personnel necessary for our development of new telecommunications services.

Non-cash Compensation Expense: Non-cash compensation expense was $2,254,000 in Fiscal 1998 up from $0 in Fiscal 1997. During Fiscal 1998, 600,000 shares of Series B convertible preferred stock were released from escrow based upon the achievement of performance criteria which included the procurement of $6.9 million in equity financing. Of the 600,000 shares of Series B convertible preferred stock released, 415,084 were considered compensatory. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The shares issued to former Sky King Connecticut shareholders' minor children were considered compensatory because their beneficial ownership was attributed to certain Sky King Connecticut shareholders. The non-cash expense reflected on our financial statements is an accounting charge which was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company's common stock on the date of release.

Liquidity and Capital Resources

Our auditors have raised the issue that we may not be able to continue as a going concern as a result of a lack of profits. A significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of revenue that may occur as a result of such programs. As a result, our liquidity and capital resources have diminished significantly. Liquidity and capital resources could improve within the short term by a combination of any one or more of the following factors: (i) an increase in revenues and gross profit from operations; and (ii) financing activities.

An inability to generate cash from either of these factors within the short term could adversely affect our operations and plans for future growth. If these issues are not addressed, we may have to materially reduce the size and scope of our overhead and planned operations.

In September 1999, Frederick A. Moran, a director and officer of the Company, transferred personal funds totaling $80,000 to the Company. This amount represents a short term loan to be repaid by the Company in accordance with the terms of a promissory note executed by the Company on September 24, 1999. The promissory note is due on September 24, 2000 and provides for an interest rate of eight percent (8%) per annum.

For our most recent quarter, we lost approximately $350,000 per month on an operating cash basis. Based on ongoing cost cutting and related efforts, we anticipate that we will lose between approximately $250,000 and $300,000 per month on an operating cash basis in the short term. If we are unable to supplement our operations with outside funding, our operations may have to be modified and our business may be in jeopardy of bankruptcy. We are exploring financing and other alternatives and are developing our operations in order to increase our liquidity and capital resources. Some of our potential financing alternatives and operational developments include: (i) a loan using our telecommunications equipment as collateral; (ii) equity financing; (iii) an increase in revenues and gross profit through the initiation of services for new customers and/or increases in capacity available to existing customers; (iv) we are attempting to develop direct telecommunications routes which, once operational, could help liquidity by increasing revenues and gross profit; and
(v) reducing SG&A and/or other cost cutting measures. There are no assurances, however, that any of these different possibilities, which could positively impact liquidity, will occur.

We are currently contemplating capital expenditures of approximately $750,000 during fiscal 2000. The capital expenditures represent telecommunications equipment that could potentially be located in foreign countries. Our expected sources of funds include debt and/or equity fund raising and cash flow from operations.

Net cash used in operating activities was approximately $(4.3) million for Fiscal 1999. We collected approximately $2.0 million from customers while paying approximately $6.3 million to capital equipment vendors, carriers and other vendors and employees. Net cash used by operating activities of approximately $(0.9) million for the year ended June 30, 1998 was mostly due to the net loss from operations net of a non-cash compensation charge. Net cash used of $(28,573) for the year ended June 30, 1997 was mostly due to the net loss.

Net cash used by investing activities was approximately $(2.5) million for Fiscal 1999. Cash was used for capital expenditures on facilities and switching equipment, the purchase of Masatepe as well as investing in and/or lending funds to Masatepe's 49% Nicaraguan owned subsidiary, Masacom. Cash flows from investing activities included the collection of notes receivable and the return of escrow funds in connection with the investment in MCC. Net cash used by investing activities was approximately $(3.2) million for the year ended June 30, 1998. This was primarily the result of the investment in MCC, fixed asset acquisitions and deposits on the purchase of fixed assets offset by the collection of notes receivable. There were no cash flows from investing activities for the year ended June 30, 1997.

Cash provided by financing activities was approximately $4.9 million for Fiscal 1999. This reflects proceeds primarily from the issuance of 1,511,106 shares of VDC common stock, including 573,329 shares of VDC common stock to Frederick A. Moran, Chairman and Chief Executive Officer of the Company, and certain entities associated with and family members of Mr. Moran, the collection of stock subscriptions receivable, and proceeds from the issuance of short-term debt less repayments of debt and capital lease obligations. The funds were used mostly for working capital and capital expenditures. Proceeds provided by financing activities of approximately $6.3 million for Fiscal 1998 were solely from the issuance of common stock and were used to fund operations and capital expenses. Fiscal 1997 proceeds reflect capital contributions by the owners of Sky King Connecticut and were used to fund operations.

We are currently funding operations through existing cash and accounts receivable collections. We do not know how long it will take before we will be able to operate profitably and, therefore, sustain our business without outside funding. We have recently entered into investment banking agreements to explore financing and strategic alternatives.

We expect to continue to explore acquisition opportunities. Such acquisitions may have a significant impact on our need for capital. In the event of a need for capital in connection with an acquisition, we would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurances that such financing will be available, or if available, will be available on favorable terms. We will also consider acquisitions using our common stock.

Investment in MCC

We own 2.0 million shares and warrants to purchase 4.0 million shares of MCC, a private telecommunications company. We have held this asset for over one year. We originally valued the asset based on the value of our shares and cash exchanged for the investment. Our current financial position does not allow us to exercise the warrants without the liquidity of a public market for MCC stock. Therefore, in performing a review for current recoverability of our investment, we have not attributed a value to the warrants.

MCC operates joint ventures in China. Metromedia International Group ("MMG") is the majority owner of MCC. Currently, legal restrictions in China prohibit foreign ownership and operations in the telecommunications sector. MCC's investments in joint ventures have been made through a structure known as Sino-Sino-Foreign ("SSF") joint venture. This is a widely used method for foreign investment in the Chinese telecommunications industry. The SSF venturer, in this case MCC, is a provider of telecommunications equipment, financing and technical services to telecommunications operators and not a direct provider of telephony service. The joint ventures invest in telecommunications system construction and development networks being undertaken by the local partner, China Unicom. The completed systems are operated by China Unicom. MCC receives payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice, consulting and other services.

Based on MMG's Form 10-Q for its quarter ended June 30, 1999 ("June 10-Q"), two of the four joint ventures (the one Ningbo Ya Mei Telecommunications Co., Ltd. and the other Ningbo Ya Lian Telecommunications Co., Ltd.) were notified by China Unicom that the supervisory department of the Chinese government had requested that China Unicom terminate the projects. The notification requested that negotiations begin immediately regarding the amounts to be paid to the joint ventures, including return of investment made and appropriate compensation and other matters related to winding up the Ningbo joint ventures' activities as a result of this notice. Negotiations regarding the termination have begun. The content of the negotiations includes determining the investment principal of the joint ventures, appropriate compensation and other matters related to termination of contracts. MCC cannot currently determine the amount of compensation the joint ventures will receive. While MCC has not received notification regarding the termination of its other two joint ventures (the one Sichuan Tai Li Feng Telecommunications Co., Ltd. and the other Chongqing Tai Le Feng Telecommunications Co., Ltd.), the majority owner, MMG, expects that these will also be the subject of project termination negotiations. MMG has disclosed in its June 10-Q that depending on the amount of compensation it receives, it will record a non-cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid.

MMG has represented to us that it owns approximately 33 million MCC shares, or 56% (33 million/59 million shares). As such, our 2 million shares represents approximately a 3.4% interest (2 million/59 million shares).

Prior  to  the  project  termination  agreements,  there  had  been  uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. As a result, we recorded a $19,388,641 writedown of the investment in MCC during the quarter ended March 31, 1999. The write-down adjusted the carrying value of the investment in MCC to an amount relative to MMG's carrying amount. Due to the recent announcement of the project terminations described above, we recorded an additional $1,940,000 writedown of the investment in MCC. The write-down adjusted the carrying value of the investment in MCC to an amount relative to MMG's carrying amount, excluding MMG's goodwill attributable to the investment in MCC. As such, we adjusted the carrying value of our investment in MCC to $2.4 million ($70.8 million X 3.4%) at June 30, 1999. Given the uncertainty regarding the outcome of the negotiations of the project terminations, it is reasonably possible that our investment in MCC could be reduced further in the near term.

Recent Accounting Standards

In June 1998, the AICPA issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". We have not yet analyzed the impact of this new standard. We will adopt this standard in July of 2000.

The Year 2000 Readiness Disclosure

We are currently evaluating the year 2000 readiness of our computer systems, software applications and telecommunications equipment. We are sending year 2000 compliance inquiries to certain third parties (i.e. vendors, customers, outside contractors) with whom we have a relationship. These inquiries include, among other things, requests to provide documentation regarding the third party's year 2000 programs, and questions regarding how the third party specifically examined the year 2000 effect on their computers and what remedial actions will be taken with regard to these problems.

Our key processing systems have recently been implemented. Most of the vendors of such systems have represented to us that their systems are compliant with the year 2000 issues without any modification. We will, however, continue to require confirmation of year 2000 compliance in our future requests for proposals from equipment and software vendors. The failure of our computer systems and software applications to accommodate year 2000 issues, could have a material adverse effect on our business, financial condition and result of operations.

Further, if the networks and systems of those on whose services we depend and with whom our networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of our networks and, as a result, have a material adverse effect on us. Most major domestic carriers have announced that they expect all of their network and support systems to be year 2000 functional by the middle of 1999. However, other domestic and international carriers may not be year 2000 functional. We intend to continue to monitor the performance of our accounting, information and processing systems and software applications and those of our third-party constituents to identify and resolve any year 2000 issues.

Currently, through our discovery process, we have identified and remedied $84,000 worth of expenditures associated with updating our systems to be compliant with the year 2000. However, we expect to find additional expenses pending the finalization of our year 2000 investigation. We have not made an estimate of what those additional expenditures might be. Although, we do expect they will be less than the initial $84,000. We believe there is significant risk in that carriers in other countries with whom we may do business may not be year 2000 compliant, possibly having an adverse impact upon our ability to transmit or terminate telecom traffic and therefore, a material adverse effect on business financial condition and results.

We believe that the most reasonably likely worst case scenario resulting from the century change could be the inability to route telecommunications traffic at current rates to desired locations for an indeterminable period of time, which could have a material adverse effect on our results of operations and liquidity. We do not have a completed contingency plan. However, in order to handle our perceived worst case scenario, we believe we would have to test alternative routing options and possibly re-route significant amounts of telecommunications traffic. Re-routing to certain destinations may not be readily available. We anticipate having our year 2000 compliance procedures completed prior to the end of calendar 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since our capital lease obligations are at fixed rates. The only debt we currently have is in the form of long term equipment leases. We may be exposed to interest rate risk, as additional financing may be required due to the operating losses and capital expenditures associated with establishing and expanding our facilities. The interest rate that we will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently anticipate entering into interest rate swap and/or similar instruments.

Our carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable, marketable securities-available for sale, and notes payable is a reasonable approximation of their fair value.


ITEM 8. FINANCIAL STATEMENTS

The information required by this Item is found immediately following the signature page of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The directors and executive officers of the Company are listed below.

Name                              Age  Position
----                              ---  --------
Frederick A. Moran (1)             57  Chairman, Chief Executive Officer,
                                       Chief Financial Officer, Secretary and Director

James B. Dittman (1)               57  Director

Dr. Hussein Elkholy (2)            65  Director

Dr. Leonard Hausman (1)(2)         57  Director

Clayton F. Moran (2)               28  Vice President, Finance

Charles W. Mulloy                  34  Vice President, Corporate Development

Robert E. Warner                   56  Vice President, Sales and Marketing

William H. Zimmerling              42  Vice President


(1)      Member of Compensation Committee
(2)      Member of Audit Committee

Frederick A. Moran

Mr. Moran has served as Chairman, Chief Executive Officer, Chief Financial Officer, Secretary, and Director of the Company since March 6, 1998. Mr. Moran served as the Chairman of Sky King Connecticut from its inception in 1996 through its merger with and into the Company. In 1997, Mr. Moran served as Chairman and Chief Executive Officer of NovoComm, Inc., a privately owned company engaged in the telephony and communications businesses in Russia and Ukraine. Mr. Moran was the co-founder and, from 1990 to 1993, served as Chairman and Chief Executive Officer of International Telcell, Inc. (now part of Metromedia International Group, Inc.). Additionally, Mr. Moran was the founder of and, from 1987 to 1996, served as President of Moran & Associates, Inc.
Securities Brokerage, an investment banking and securities brokerage firm ("Moran Brokerage"), and Moran Asset Management, Inc., an investment advisory firm ("Moran Asset"). Mr. Moran has been listed in the "Who's Who of American Business Leaders."

James B. Dittman

Mr. Dittman has served as a member of the Company's Board of Directors since November 4, 1998. Mr. Dittman is President and a principal shareholder of Dittman Incentive Marketing, a motivation and performance improvement company he founded in 1976. The company provides incentive marketing consulting services and programs. Prior to forming Dittman Incentive Marketing, Mr. Dittman held management positions in marketing and communications with such firms as the Bendix Corporation, Litton Industries, and the SCM Corporation. Mr. Dittman's articles on incentive marketing have appeared widely in business publications, and he has been a keynote speaker and conducted incentive workshops and seminars for 25 years. Mr. Dittman is a Past President of the Society of Incentive Travel Executives ("SITE"). In 23 years of SITE involvement, Mr. Dittman has been a member of the Board of Directors and Executive Committee and a Trustee of the SITE Foundation, which funds independent research in the field of incentive marketing. Mr. Dittman was an advisor for 15 years to the Motivation Show, the industry's premier event. In 1985, Mr. Dittman was named "Incentive Travel Executive of the Year" and that same year, earned the designation of Certified Incentive Travel Executive, one of fewer than 40 people in the world to do so. In 1987, Mr. Dittman was named one of the 25 most influential people in the United States travel business a list that included the presidents of Hyatt Hotels, American Airlines, British Airways, Hertz, and National Car Rental, as well as the Secretary of the United States Department of Transportation and a United States Senator. In 1997, Mr. Dittman's company was named by the top industry publication as one of the five most innovative incentive marketing companies in the United States.

Dr. Hussein Elkholy

Dr. Elkholy has served as a Director of the Company since July 8, 1998. From 1995 to the present, Dr. Elkholy has served as the Chairman of National Telecom Company and the President and Chief Executive Officer of Satellite Equipment Manufacturing Corporation, both located in Cairo, Egypt. Dr. Elkholy is also a full professor at the Department of Mathematics, Computer Science and Physics at Fairleigh Dickinson University, where he has taught undergraduate and graduate courses in physics, engineering and computer science for over 34 years. From 1979 to 1980, Dr. Elkholy served as acting Dean of the College of Arts and Sciences at Fairleigh Dickinson University. In addition, Dr. Elkholy has conducted research and taught classes in the fields of physics and computer science at several universities and institutes in the United States, Italy, Hungary, Egypt and Sudan. During the past several years, Dr. Elkholy has consulted numerous governmental agencies, private companies and research and educational institutions in the United States and abroad on computer and electronic technology. Dr. Elkholy holds doctorate degrees in natural sciences from Eotvos Lorand University and in solid state physics from the Hungarian Academy of Sciences, and a Bachelor of Science degree in physics from Cairo University.

Dr. Leonard Hausman

Dr. Hausman has served as a member of the Company's Board of Directors since November 4, 1998. Dr. Hausman is a partner in Middle East Holdings LLC, a company devoted to facilitating trade and investment in the Middle East and North Africa. From 1988 until 1998, Dr. Hausman was the Director of the
Institute for Social and Economic Policy in the Middle East at Harvard University. There, he developed a broad program on the social and economic aspects of the Arab-Israeli peace process, as well as micro-economic reform throughout the Middle East and North Africa. Prior to holding this position, Dr. Hausman was the Director of the East Asia Management Studies at the Massachusetts Institute of Technology. Based on his work there and his academic work at the Kennedy School at Harvard, he is now completing a book, with a colleague, entitled: "Social Protection Reform in China." From 1970 to 1988, Dr. Hausman was a professor of economics, holding the Hexter Chair, at Brandies University in Boston. He began his work there on human resources and social protection and initiated two research programs on China and on the Middle East.

Clayton F. Moran

Mr. Moran has served as Vice President, Finance, of the Company since June 1, 1998. Prior thereto, Mr. Moran was employed by Moran Real Estate Holdings, Inc. and Putnam Avenue Properties, Inc. From 1993 to 1995, Mr. Moran was an equity research analyst with Smith Barney, Inc. Mr. Moran is a graduate of Princeton University, with a Bachelor of Arts degree in economics. Mr. Moran is an adult son of Frederick A. Moran.

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

Robert E. Warner

Mr. Warner has served as Vice President, Sales and Marketing, of the Company since January 29, 1999, and has been an employee of the Company since March 15, 1998. From 1993 to 1998, Mr. Warner served as Director of Marketing for CGI Worldwide, Inc. In that role, Mr. Warner was responsible for the marketing of communications systems in Asia, the South Pacific, and Russia. Additionally, he was the Project Director responsible for major engineering projects, including projects in Hong Kong, China, Saipan, and Ukraine. From 1990 to 1993, Mr. Warner was President of Century Marketing, a Company that provided consulting to independent sales producers of insurance and securities products. From 1988 to 1990, Mr. Warner served as President of the California Division of Rocky Mountain Constructors, Inc. In that role, Mr. Warner was responsible for marketing and estimating operations.

William H. Zimmerling

Mr. Zimmerling has served as Vice President of the Company since April 1, 1998. Prior to joining the Company, Mr. Zimmerling served as a financial and managerial consultant to telecommunications companies based in Argentina, Colorado, Costa Rica, Panama, the United Kingdom, and Mexico. In this capacity, Mr. Zimmerling surveyed potential markets, capital requirements and regulatory/business issues, and reviewed a variety of business and legal issues related to telecommunications companies. From 1993 to 1996, Mr. Zimmerling served as Vice President for Wells Fargo Bank/First Interstate Bank. From 1986 to 1993, Mr. Zimmerling served as Vice President for Chemical Bank (now Chase Manhattan Bank). In his positions with Wells Fargo Bank and Chemical Bank, Mr. Zimmerling assumed a broad range of responsibilities associated with portfolio management.

Involvement in Certain Legal Proceedings

In a civil action filed by the Securities and Exchange Commission ("SEC") during June 1995, Frederick A. Moran ("Mr. Moran") and Moran Asset were found by the United States District Court for the Southern District of New York to have violated Section 206(2) of the Investment Advisers Act of 1940 (the "Advisers Act") for negligently allocating shares of stock to Mr. Moran's personal, family and firm accounts at a slightly lower price than shares of stock purchased for Moran Asset's advisory clients the following day. The Court also found that Mr. Moran, Moran Asset and Moran Brokerage had violated the disclosure requirements of Section 204 of the Advisers Act and the corresponding broker-dealer registration requirements of Section 15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") by willfully failing to disclose that Mr. Moran's two eldest sons were members of Moran Asset's and Moran Brokerage's board of directors. Mr. Moran was the President and principal portfolio manager of Moran Asset, as well as the President and Director of Research for Moran Brokerage. As a result of these findings, Mr. Moran, Moran Asset and Moran Brokerage were permanently enjoined from violating Sections 204, 206(2), and 207 of the Advisers Act and Section 15(b) of the Exchange Act. The Court ordered Moran Asset and Moran Brokerage to pay civil monetary penalties in the respective amounts of $50,000 and $25,000. The Court also ordered Mr. Moran to disgorge $9,551.17 plus prejudgment interest and pay a civil monetary penalty for $25,000.

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

Terms of Officers

All officers of the Company serve for terms expiring at the next annual meeting of shareholders following their appointment. Officers' terms are without prejudice to the terms of their employment agreements. Each of the Company's officers, as well as each employee director, devotes substantially full time to the affairs of the Company.

Board Composition

In accordance with the terms of the Company's Certificate of Incorporation, the terms of office of the Board of Directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 1999; Class II, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class I directors are Dr. Hussein Elkholy and James Dittman; the Class II director is Dr. Leonard Hausman; and the Class III director is Frederick A. Moran. At each annual meeting of stockholders after the initial classification, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or changes in management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Exchange Act, and written representations from certain reporting persons, the Company believes that during Fiscal 1999 all reporting persons timely complied with all filing requirements applicable to them, except for certain reports which were not timely filed including: (i) a Form 3 for James B. Dittman; (ii) a Form 3 for Leonard Hausman; and (iii) a Form 4 for Frederick A. Moran (reporting one transaction).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

On November 9, 1998, the Company's Board of Directors established a Compensation Committee. The Compensation Committee consists of Frederick A. Moran, James Dittman, and Dr. Leonard Hausman. James Dittman and Dr. Leonard Hausman are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee recommends general compensation policies to the Board, oversees the Company's compensation plans, establishes the compensation levels for executive officers and advises the Board on the compensation policies for the Company's executive officers. Prior to the establishment of the Compensation Committee, compensation matters were handled by the Board of Directors which consisted of Frederick A. Moran, Dr. James C. Roberts and Dr. Hussein Elkholy. For purposes of this Report the term "Committee" refers to either the Compensation Committee or the entire Board of Directors dependent on which group of directors was charged with the responsibility for executive compensation matters at the relevant time. Dr. James C. Roberts resigned from the Board of Directors in November 1998.

Goals: In determining the amount and composition of executive compensation for Fiscal 1999, the Committee was guided by the following goals:

         1) Attract, motivate and retain the executives necessary to the Company's success by providing compensation comparable to that offered by other entrepreneurial growth companies;

         2) Afford the executives an opportunity to acquire or increase their proprietary interest in the Company through the grant of options that align the interests of the executives more closely with those of the overall goals of the Company; and

         3) Ensuring that a portion of the executives' compensation is variable and is tied to short-term goals (annual performance) and long-term measures (stock-based incentives awards) of the Company's performance.

The Committee considered several factors in establishing the components of the executives' compensation package, including: (i) a base salary which reflects individual performance and is designed primarily to be competitive with salary levels of other entrepreneurial growth companies; (ii) annual discretionary bonuses tied to the Company's achievement of performance goals; and (iii) long-term incentives in the form of stock options or other Company securities which the Committee believes strengthen the mutuality of interest between the executive and the Company's stockholders. In establishing the actual level of compensation for executives, the Committee took into account both qualitative and quantitative factors and all compensation decisions were designed to further the general goals as described above.

Base Salary: As a general matter, the Company establishes base salaries for each of its executives based upon their individual performance and contribution to the organization, as measured against executives of comparable position in similar industries and companies. The employment contracts for certain of the Company's executive officers were entered into contemporaneously with the commencement of the Company's telecommunications business (March 1998) and reflect the executive's level of compensation prior to such commencement and the factors described in the preceding sentence.

Bonus: The Committee may from time to time award discretionary bonuses to its executive officers to reward them for extraordinary individual or Company performance. No discretionary bonus awards were made to executive officers of the Company in Fiscal 1999.

Stock Options: During Fiscal 1999, the Committee and the Board periodically considered the grant of stock options to certain of its executives, and other employees, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"). Additionally, prior to the Domestication Merger, the Board granted stock options outside of the Plan. In both instances, the grants were designed to align the interests of each executive with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant was intended to permit the executive to acquire shares of the Company's common stock at a fixed price per share (typically, the market price on the grant date) over a specified period of time (typically, with five year vesting periods), and to provide a return to the executive only if the market price of the shares appreciated over the option term. The size of the option grant to each executive was intended to take into account the individual's potential for future responsibility over the option term, the individual's personal performance in recent periods and the individual's current holdings of the Company's stock and options. Additional information regarding stock options granted in Fiscal 1999 is included in the "Option Grants in Last Fiscal Year" table below.

Compensation of the Chief Executive Officer: During Fiscal 1999, Frederick A. Moran served as the Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company. Mr. Moran's compensation was determined pursuant to the terms of his employment agreement, which was negotiated and entered into by the Company in connection with the Sky King Connecticut Acquisition and was intended to align his interests with those of the stockholders and to compensate him for guiding the Company to achieve its goals and objectives. Additional information regarding Mr. Moran's employment contract is contained in the "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" section below. During Fiscal 1999, the Board granted Mr. Moran options to purchase 200,000 shares of Company common stock. These options vest in equal installments over five years. This grant was made in recognition of Mr. Moran's contributions to and achievements with the Company in his capacity as an executive officer. See "Option Grants in Last Fiscal Year."

Employee Compensation Strategy: The Committee believes the Company's employee compensation strategy enables the Company to attract, motivate and retain employees by providing competitive total compensation opportunity based on performance. Base salaries that reflect each individual's level of responsibility and annual variable performance-based incentive awards are intended to be important elements of the Company's compensation policy. The Committee believes that the grant of options not only aligns the interests of the employee with stockholders, but creates a competitive advantage for the Company as well. The Committee believes the Company's employee compensation policies strike an appropriate balance between short and long-term performance objectives.

Option Repricing Program: Competition for skilled engineers, sales personnel and other key employees in the telecommunications industry is intense, and the use of stock options for retention and motivation of such personnel is widespread in high-technology industries. The Committee believes that stock options are a critical component of the compensation offered by the Company to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions to the success of the Company. The market price of the common stock decreased from a high of $7.50 in July 1998 to a low of $4.00 in October 1998. In light of this substantial decline in market price, the Committee believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 1998, the Committee approved an option repricing program under which options to acquire shares of common stock that were originally issued with exercise prices above $4.125 per share were reissued with an exercise price of $4.125 per share, the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. None of the options held by Named Executive Officers (as defined below) were affected by the repricing program.

Compensation Committee:

Frederick A. Moran
James Dittman
Dr. Leonard Hausman

Dr. Hussein Elkholy (in his capacity as a member of the Company's Board of Directors prior to the establishment of the Compensation Committee).

The following Summary Compensation Table sets forth the compensation earned for the three fiscal years ended June 30, 1999 by the Company's Chief Executive Officer and each of the Company's four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus for Fiscal 1999 exceeded $100,000 (the "Named Executive Officers"). Other than the Chief Executive Officer, there was no Company executive officer who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during Fiscal 1999.

                           SUMMARY COMPENSATION TABLE
                                                                            Long Term Compensation
                                                                            ----------------------

                                       Annual Compensation                            Awards
                                       -------------------                            ------

                                                                                    Securities
                                                                                    Underlying
                                                                                     Options/
Name and Principal Position             Year(s)      Salary($)                       SARs(#)
---------------------------             -------      ---------                       -------

Frederick A. Moran(1)                    1999          $125,000.04 (2)               200,000 (3)
Chief Executive Officer,                 1998          $ 40,625.05 (4)                   -
Chief Financial Officer,                 1997               -                            -
Chairman and Director
of the Company


(1) Mr. Moran became Chief Executive Officer, Chief Financial Officer, Chairman, and Director of the Company in March 1998 in connection with the Sky King Connecticut Acquisition. Mr. Moran was neither an officer nor a director of the Company prior to the Sky King Connecticut Acquisition.

(2)      Includes $20,833.34 in deferred income.

(3) The Company granted Mr. Moran an option to purchase 200,000 shares of the Company common stock on December 8, 1998. Additional information regarding these stock option grants is contained in the "Option Grants in Last Fiscal Year" table below.

(4)      Reflects compensation for partial year employment.

The following table contains information concerning stock option grants made to Named Executive Officers during Fiscal 1999.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                                             Individual Grants
                                             -----------------

                                                                                          Potential Realizable  Potential Realizable
                                                                                            Value at Assumed      Value at Assumed
                                                                                            Annual Rates of        Annual Rates of
                                                % of Total                                    Stock Price            Stock Price
                    Number of Securities       Options/SARs      Exercise or                Appreciation for       Appreciation for
                     Underlying Options/   Granted to Employees   Base Price  Expiration      Option Term            Option Term
Name                   SARs Granted (#)     in Fiscal Year (1)    ($/Share)      Date          5% ($)(2)             10% ($) (2)
----                   ----------------     ------------------    ---------      ----          ---------             -----------

Frederick A. Moran       200,000 (3)              20.0%            $ 4.125     12/08/03         132,210.00           382,882.50


(1) Based upon options to purchase an aggregate of 999,000 shares of common stock granted to employees in Fiscal 1999. The options to purchase 999,000 shares of common stock includes: (a) options to purchase 757,500 shares of common stock granted under the Company's 1998 Stock Incentive Plan in Fiscal 1999; (b) options to purchase 180,000 shares of common stock granted outside of the Company's 1998 Stock Incentive Plan in Fiscal 1999; and (c) options to purchase 61,500 shares of common stock granted outside of the Company's 1998 Stock Incentive Plan in Fiscal 1998 but repriced in Fiscal 1999. Excludes options to purchase 40,000 shares of common stock granted to non-employees in Fiscal 1999.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 5 year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(3) The options vest in equal installments over five years commencing on the first anniversary of the date of grant (December 8, 1998). The options are exercisable upon vesting. Does not include options to purchase 10,000 shares of common stock granted to Joan B. Moran, Mr. Moran's wife and an employee of the Company.

 Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
 -----------------------------------------------------------------------------------------


                                                                  Number of Securities          Value of Unexercised
                                                                  Underlying Unexercised            In-the-Money
                                                                         Options                    Options/SARs
                                                                      at FY-End(#)                  at FY-End($)
                           Shares Acquired        Value               Exercisable/                  Exercisable/
         Name              on Exercise (#)     Realized($)            Unexercisable                Unexercisable
         ----              ---------------     -----------            -------------                -------------

Frederick A. Moran                -                -                 0(E)/200,000(U)                    (1)


(1) Based upon the closing price for Company common stock for June 30, 1999 of $3.00 per share, none of the options referenced in this table were in-the-money at the close of Fiscal 1999.

Committees of the Board of Directors

On November 9, 1998, the Company's Board of Directors established an Audit Committee and Compensation Committee. Clayton F. Moran, Dr. Hussein Elkholy, and Dr. Leonard Hausman serve on the Audit Committee. The Audit Committee reviews and reports to the Board of Directors with respect to the selection, retention, termination and terms of engagement of the Company's independent public accountants, and maintains communications among the Board of Directors, the independent public accountants, and the Company's internal accounting staff with respect to accounting and audit procedures. The Audit Committee also reviews, with management, the Company's internal accounting and control procedures and policies and related matters.

The Compensation Committee consists of Frederick A. Moran, James Dittman, and Dr. Leonard Hausman. James Dittman and Dr. Leonard Hausman are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee recommends general compensation policies to the Board, oversees the Company's compensation plans, establishes the compensation levels for executive officers and advises the Board on the compensation policies for the Company's executive officers.

The Board may, from time to time, establish other committees of the Board.

Director Compensation

As compensation for their service to the Company, each independent Director is granted upon initial appointment options to purchase 25,000 shares of the Company's common stock. Other than the stock options granted to independent Directors, Directors do not receive a salary, payment or reimbursement of any kind for their service to the Company.

On November 4, 1998, the Company granted each of Dr. Leonard Hausman and James Dittman options to purchase 25,000 shares of Company common stock at an exercise price of $4.00 per share, in connection with their appointment as Directors. The options vest in equal installments over three years commencing on the first anniversary of the date of grant and are contingent upon continued service as a member of the Board of Directors.

On July 8, 1998, the Company granted to Dr. Hussein Elkholy an option to purchase 25,000 shares of Company common stock at an exercise price of $7.625 per share, in connection with his service as a Director. As originally issued, the options vested in equal installments over five years commencing on the first anniversary of the date of grant and was contingent upon continued service as a member of the Company's Board of Directors. These options were subsequently amended to vest in equal installments over three years commencing on the first anniversary of the date of grant. On October 21, 1998, the Company's Board of Directors repriced the exercise price for all outstanding stock options granted to employees and directors serving the Company as of October 21, 1998 to $4.125. Dr. Elkholy's options were repriced accordingly. See "Compensation Committee Report" for a description of the Repricing.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

The Company has an employment agreement with Frederick A. Moran. The agreement, which is dated March 3, 1998, provides for an initial term of five years with year-to-year renewals in the event that neither Mr. Moran nor the Company elects to terminate the agreement after the initial term or otherwise. The agreement contains non-competition and non-solicitation provisions which survive employment for a term of one year. Mr. Moran's current base salary is $125,000. Upon Mr. Moran's death, incapacity or termination without "cause", as defined in the agreement, Mr. Moran is entitled to a lump sum payment at the time of the termination of his employment equal to one year's base salary. Mr. Moran has been granted options to purchase shares of Company common stock. See "Option Grants in Last Fiscal Year."

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

On November 9, 1998, the Company's Board of Directors established a Compensation Committee. The Compensation Committee consists of Frederick A. Moran, James Dittman, and Dr. Leonard Hausman. James Dittman and Dr. Leonard Hausman are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Mr. Moran serves as an executive officer of the Company and as an officer of each of the Company's subsidiaries. The Compensation Committee recommends general compensation policies to the Board, oversees the Company's compensation plans, establishes the compensation levels for executive officers and advises the Board on the compensation policies for the Company's executive officers. Prior to the establishment of the Compensation Committee, compensation matters were handled by the Company's Board of
Directors. The Board of Directors, prior to the establishment of the Compensation Committee, consisted of Frederick A. Moran, Dr. James C. Roberts and Dr. Hussein Elkholy.

No executive officer of the Company served as a member of the board of directors of any entity that had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Comparison of 5 Year Cumulative Total Returns

The following Performance Graph sets forth the Company's total stockholder return (1) as compared to: (i) the University of Chicago Graduate School of Business CRSP Total Return Index for the AMEX Market (U.S. companies) ("CRSP Index")(2), and (ii) a Peer Group selected on the Basis of a 3-Digit SIC Group (SIC 4810-4819 U.S.). The table assumes that $100 was invested on June 30, 1994 in the Company's common stock, the CRSP Index and the peer group index, and that all dividends were reinvested. In addition, the graph weighs the peer group on the basis of its respective market capitalization, measured at the beginning of each relevant time period.

         (1) The Company became involved in the telecommunications industry on March 6, 1998. Prior to March 6, 1998 the Company was involved in other unrelated industries. The Peer Group reflects the Company's SIC Group and does not reflect the Company's SIC Groups for periods prior to the March 6, 1998 acquisition. Consequently, a comparison of the Peer Group's performance to the performance of the Company during the period March 6, 1998 to June 30, 1999 may be meaningful, however, a comparison of the Peer Group's performance to that of the Company for periods prior to the Sky King Connecticut Acquisition is unlikely to be meaningful. Furthermore, the comparisons presented may not be indicative of the Company's future performance.

         (2) The Performance Graph contains an AMEX index because the Company's common stock began trading on the American Stock Exchange, Inc. on July 7, 1998.

                        Company           Market           Peer
     Date                Index            Index            Index
     ----                -----            -----            -----
   06/30/94            $ 100.000         $ 100.000       $ 100.000
   09/30/94            $ 158.333         $ 108.444       $ 103.144
   12/30/94             $ 75.000         $ 106.650        $ 94.658
   03/31/95             $ 75.000         $ 116.023        $ 97.884
   06/30/95             $ 70.833         $ 132.630       $ 103.357
   09/29/95             $ 86.667         $ 148.429       $ 122.765
   12/29/95             $ 75.000         $ 149.802       $ 129.288
   03/29/96             $ 78.333         $ 157.079       $ 125.054
   06/28/96            $ 120.000         $ 169.251       $ 129.198
   09/30/96             $ 98.333         $ 174.994       $ 121.492
   12/31/96             $ 70.000         $ 183.402       $ 132.218
   03/31/97             $ 68.333         $ 174.003       $ 127.850
   06/30/97             $ 56.667         $ 205.630       $ 151.727
   09/30/97             $ 60.833         $ 240.644       $ 167.637
   12/31/97             $ 70.000         $ 223.964       $ 193.294
   03/31/98             $ 70.000         $ 262.443       $ 241.091
   06/30/98             $ 70.000         $ 268.439       $ 245.650
   09/30/98             $ 37.869         $ 239.271       $ 234.357
   12/31/98             $ 40.164         $ 309.650       $ 316.453
   03/31/99             $ 36.721         $ 345.411       $ 350.460
   06/30/99             $ 27.541         $ 377.785       $ 397.111


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company common stock as of September 14, 1999 with respect to:
(i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Company common stock; (ii) each of the Company's directors; (iii) each of the Company's Named Executive Officers; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each person set forth below has sole voting and investment power on the shares reported.

                                                           Amount and Nature of                Percent
Name and Address of Beneficial Owner                      Beneficial Ownership(1)             Of Class
------------------------------------                      -----------------------             --------

Frederick A. Moran                                                3,311,125 (2)                  16.4%
75 Holly Hill Lane
Greenwich, CT 06830

Dr. Hussein Elkholy                                                   8,333 (3)                      *
781 Oneida Trail
Franklin Lakes, NJ 07417

Dr. Leonard Hausman                                                   8,333 (4)                      *
70 Neshobe Road
Waban, MA   02468

James B. Dittman                                                     10,333 (5)                      *
8 Worthington Ave.
Spring Lake, NJ   07762

Clayton F. Moran                                                  1,427,600 (6)                   7.1%
75 Holly Hill Lane
Greenwich, CT 06830

Frederick W. Moran                                                1,402,750 (7)                   7.0%
230 Park Avenue
13th Floor
New York, NY 10169

PortaCom Wireless, Inc.                                           4,281,878 (8)                  21.2%
10061 Talbert Avenue
Suite 200
Fountain Valley, CA 92708

All executive officers and directors                              4,791,724                      23.7%
as a group (8 persons)


(*)      Less than 1%.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days of the date hereof through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 20,173,583 shares of common stock outstanding as of September 14, 1999.

(2) Includes 527,817 shares owned directly by Mr. Moran as well as 2,783,308 shares owned, directly or indirectly, by certain members of Mr. Moran's family and certain entities associated with Mr. Moran's family, whose ownership is attributed to Mr. Moran. Does not include shares beneficially owned by Mr. Moran's mother. Also, does not include 1,402,750 shares owned by Frederick W. Moran and 1,427,600 beneficially owned by Clayton F. Moran, both of whom are Mr. Moran's adult children. Does not include options to purchase 210,000 shares of common stock which may vest on and after December 1999.

(3) Includes options to purchase 8,333 shares of common stock which vested in July, 1999. Does not include options to purchase 16,667 shares of common stock which may vest on or after July, 2000.

(4) Includes options to purchase 8,333 shares of common stock which vest in November, 1999. Does not include options to purchase 16,667 shares of common stock which may vest on or after November 4, 2000.

(5) Includes 2,000 shares and options to purchase 8,333 shares of common stock which vest in November, 1999. Does not include options to purchase 16,667 shares of common stock which may vest on or after November 4, 2000.

(6) Includes options to purchase 2,000 shares of common stock. Does not include options to purchase 53,000 shares of common stock which may vest on and after December 8, 1999. An adult son of Frederick A. Moran and employed as Vice-President, Finance of the Company.

(7)      An adult son of Frederick A. Moran.

(8) Pursuant to the terms of a settlement agreement dated November 1998 (the "Settlement Agreement"), approximately 2,000,000 of the shares of common stock held by PortaCom are currently being held in escrow, and may be retained in escrow for up to 18 months from November 1998. A portion or all of these shares may be released to PortaCom contingent upon certain performance criteria set forth in the settlement agreement. For example, the 2,000,000 shares being held in escrow may be released if the closing market price of a share of the Company's common stock is less than $5.00 on any 40 trading days during the 120 consecutive trading days subsequent to August 31, 1999. We expect, given that the current price is less than $5.00, that all of these shares will be released from escrow.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registration of Certain Moran Shares

The Company is in the process of registering the potential resale of 6,296,589 shares of Company common stock the beneficial ownership of which is attributed to Frederick A. Moran and certain members of Mr. Moran's immediate family (the "Moran Shares"). The Moran Shares were included in a Registration Statement on Form S-1 (Registration No. 333-80107) which was filed with the United States Securities and Exchange Commission on June 7, 1999 (the "Registration Statement"). Of the Moran Shares included in the Registration Statement, 328,170 of said shares are being included pursuant to registration rights granted in connection with the sale of said shares in May 1999 to Mr. Moran, certain Moran family members, and certain trusts for the benefit of Mr. Moran's minor children.

Loans From Director and Officer

In September 1999, Frederick A. Moran, a director and officer of the Company, transferred personal funds totaling $80,000 to the Company. This amount represents a short term loan to be repaid by the Company in accordance with the terms of a promissory note executed by the Company on September 24, 1999. The promissory note is due on September 24, 2000 and provides for an interest rate of eight percent (8%) per annum.

Between January and February 1999, Frederick A. Moran transferred personal funds totaling $500,000 to the Company. This amount represents a short-term loan to be repaid by the Company in accordance with the terms of a promissory note executed by the Company on January 26, 1999. The promissory note which was to be due on or before July 26, 1999, bore an interest rate of ten percent (10%) per annum. The Company paid the promissory note in full on May 13, 1999.

On October 22, 1998, Frederick A. Moran transferred personal funds totaling $65,000 to the Company. This amount represented a short-term loan bearing no interest. The Company paid back the loan in full on October 26, 1998.

Private Placement Transactions

Through Securities Purchase Agreements dated May 5, 1999, the Company sold an aggregate of 328,170 shares of Company common stock, at a price of $3.00 per share, the closing market price on the date of sale, to Frederick A. Moran and Joan B. Moran, Mr. Moran's wife, and certain trusts for the benefit of Mr. and Mrs. Moran's minor children in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

Through Securities Purchase Agreements dated December 23, 1998, the Company sold an aggregate of 245,159 shares of Company common stock, at a price of $3.625 per share, to certain entities associated with and family members of Frederick A. Moran in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

Certain Transactions Arising out of Sky King Connecticut Acquisition

In connection with the Sky King Connecticut Acquisition, the Company issued shares of Company Series A Convertible Preferred Stock ("Series A Stock") and Series B Convertible Preferred Stock ("Series B Stock") to Frederick A. Moran, and certain family members of and entities associated with Mr. Moran which in the aggregate totaled approximately 5,537,670 shares. Also, the Company issued shares of Series A Stock and Series B stock to the Roberts Family Trust which in the aggregate totaled approximately 2,750,000 shares. James C. Roberts is a former officer and director of the Company.

In June 1998, with the approval of the respective Boards of Directors of VDC Bermuda and the Company, 1,512,500 shares of Series B Stock owned by the Roberts Family Trust were converted into 1,512,500 shares of Company common stock.

All shares of Series B Stock issued in connection with the Sky King Connecticut Acquisition were placed in escrow to be released upon the satisfaction of certain performance criteria set forth in the Escrow Agreement, dated as of March 6, 1998 (the "Escrow Agreement"). In May 1998, the Company released 600,000 shares of Series B Stock from escrow based upon the satisfaction of certain criteria identified on the Escrow Agreement. On August 31, 1998, the Company released an additional 3,900,000 shares of Series B Stock as additional performance criteria were satisfied.

Certain members of the management and Board of Directors of VDC Bermuda and the Company, among others, had interests in the Domestication Merger that were in addition to the interests of the members and stockholders of said companies. Upon the consummation of the Domestication Merger, all of the outstanding shares of VDC Bermuda common stock were convertible, on a share-for-share basis, into shares of Company common stock. Additionally, all shares of Company Series A Stock and Series B Stock, were automatically converted, on a share-for-share basis, into shares of Company common stock. Upon the consummation of the Domestication Merger, Frederick A. Moran, Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company together with his spouse and his minor children, received 2,849,150 of Company common stock; a trust for the benefit of Dr. James C. Roberts, an officer and director of the Company and his family received 2,750,000 shares of Company common stock; and Clayton F. Moran, Vice President of Finance of the Company, received 1,422,850 shares of Company common stock.

The Company common stock issued upon the conversion of the Series A Stock and Series B Stock to Frederick A. Moran, certain family members of and entities associated with Mr. Moran, and to the Roberts Family Trust were subject to an eighteen month contractual restriction on resale (the "Restriction"). On December 15, 1998, the Company removed the Restriction from all shares of Company common stock held by Frederick A. Moran, and family members of and entities associated with Frederick A. Moran (in the aggregate approximately 5,537,670 shares). The Company removed this Restriction in order to permit the Morans more flexibility with regard to providing the Company with future financing. Also, on December 15, 1998 the Company removed the Restriction from all shares held by the Roberts Family Trust in connection with a certain Settlement Agreement by and among the Company, Dr. James C. Roberts, and Frederick A. Moran, dated November 19, 1998 (in the aggregate approximately 750,000 shares), pursuant to which Dr. Roberts resigned from all positions held with the Company and its subsidiaries and surrendered to the Company 1,875,000 shares of Company common stock.

Certain Transactions and Agreements with PortaCom

On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom") 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share, for an aggregate purchase price of 5,300,000 shares of common stock and approximately $370,000 in cash.

In March 1998, PortaCom filed a voluntary petition for bankruptcy relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court District of Delaware. During the course of the bankruptcy proceedings, the acquisition was amended to provide that the Company would fund an escrow account in the amount of up to $2,682,000 (the "Escrow Cash") for the benefit of holders of priority unsecured claims and general unsecured claims against PortaCom's bankruptcy estate. To the extent that the cash escrow was used by PortaCom, PortaCom received proportionally fewer Company shares. The Escrow Cash and 5,300,000 shares (the "Escrow Shares") were placed in escrow pending the resolution of the disputed claims against PortaCom's bankruptcy estate.

In October 1998, the Company filed a motion in the United States Bankruptcy Court to block the distribution of escrowed assets in connection with the bankruptcy of PortaCom. The Company filed the motion to permit it to undertake discovery relative to certain aspects of its investment in MCC prior to the distribution of escrowed assets. Following the submission of that motion, the Company, PortaCom, and certain other interested parties, agreed on a stipulation releasing the majority of the Escrow Cash and Escrow Shares, as reduced based upon the use of Escrow Cash, from escrow in accordance with PortaCom's Amended Plan of Reorganization as Modified (the "Plan") and postponing the distribution of certain Escrow Shares to PortaCom and PortaCom shareholders.

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

As of February 1999, PortaCom had used $1,669,839 of the Escrow Cash, resulting in PortaCom's return, or obligation to return, 186,105 Escrow Shares to the Company. The unused Escrow Cash has been returned to the Company.

Settlement Agreement with Roberts

Pursuant to the terms of a Settlement, Release and Discharge Agreement, dated November 19, 1998, by and among the Company, Dr. James C. Roberts and Frederick
A. Moran, Dr. Roberts resigned from all positions he held with the Company and its subsidiaries. Also in connection with this agreement, Dr. Roberts surrendered 1,875,000 shares of Company common stock to the Company's treasury and the Company forgave indebtedness totaling $164,175 owed to it by Dr. Roberts.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.      Financial Statements filed as part of this Report:

         Auditors' Report of BDO Seidman LLP, Independent Auditors, on Company's Consolidated Financial Statements for the fiscal years ended June 30, 1999 and 1998, and 1997.

         Consolidated Balance Sheets of the Company as of June 30, 1999, 1998.

         Consolidated Statements of Operations of the Company for the fiscal years ended June 30, 1999, 1998, and 1997.

         Consolidated Statements of Cash Flows of the Company for the fiscal years ended June 30, 1999, 1998, and 1997.

         Consolidated Statements of Stockholders' Equity of the Company for the fiscal years ended June 30, 1999, 1998, and 1997.

         Notes to Consolidated Financial Statements of the Company

B. The following Exhibits are filed as part of this Report:

         The following Exhibits are attached hereto and incorporated herein by reference.

      Exhibit No.                                   Description                                 Method of Filing
      -----------                                   -----------                                 ----------------

            2.1           Amended and Restated  Agreement and Plan of Merger,  dated as of             (1)
                          December  10,  1997,  by  and  among VDC Corporation  Ltd.,  VDC
                          Communications,   Inc. (formerly known  as VDC (Delaware), Inc.)
                          and Sky King Communications, Inc.

            2.2           Amendment to Amended and Restated  Agreement and Plan of Merger,             (1)
                          dated as of March 6, 1998,  by and among VDC  Corporation  Ltd.,
                          VDC  Communications,  Inc. (f/k/a VDC (Delaware),  Inc.) and Sky
                          King Communications, Inc.


            2.3           Agreement  and Plan of Merger,  made as of  October 5, 1998,  by             (2)
                          and between VDC Corporation  Ltd. and VDC  Communications,  Inc.
                          (f/k/a Sky King Communications, Inc.)

            2.4           Certificate of Merger of Sky King Communications,  Inc. into VDC             (1)
                          Communications, Inc. (formerly known as VDC (Delaware), Inc.)

            2.5           Certificate  of  Merger  of  VDC   Corporation   Ltd.  into  VDC             (3)
                          Communications, Inc.

            3.1           Certificate of Incorporation,  as amended of VDC Communications,             (2)
                          Inc.

            3.2           Amended and Restated Bylaws of VDC Communications, Inc.                      (2)

            4.1           Specimen of common stock certificate                                         (4)

            4.2           1998 Stock Incentive Plan                                                    (4)

           10.1           Purchase Agreement,  dated as of July 31, 1998, by and among VDC             (5)
                          Corporation  Ltd.,  Masatepe   Communications   U.S.A.,   L.L.C,
                          Activated Communications Limited Partnership and Marc Graubart

           10.2           Bridge Loan Agreement,  dated as of August 1, 1998, by and among             (5)
                          Masatepe Communications U.S.A., L.L.C. and VDC Corporation Ltd.

           10.3           Bridge  Note,  dated as of  August  1,  1998,  made by  Masatepe             (5)
                          Communications U.S.A., L.L.C. in favor of VDC Corporation Ltd.

           10.4           Guaranty,   dated  as  of   August   1,   1998,   by   Activated             (5)
                          Communications Limited Partnership to VDC Corporation Ltd.

           10.5           Amended  and  Restated  Asset  Purchase  Agreement  between  VDC             (6)
                          Corporation Ltd. and PortaCom Wireless,  Inc., dated as of March
                          23, 1998, as amended by two Bankruptcy  Court  Stipulations  and
                          Orders  in Lieu of  Objection,  dated as of  April  3,  1998 and
                          April 23, 1998, respectively


           10.6           Escrow  Agreement by and among VDC  Corporation  Ltd.,  PortaCom             (6)
                          Wireless,  Inc., the Official  Committee of Unsecured  Creditors
                          of  PortaCom  Wireless,   Inc.  and  Klehr,  Harrison,   Harvey,
                          Branzburg & Ellers, LLP, dated as of April __, 1998

           10.7           Memorandum  of  Understanding,  dated June 8, 1998, by and among             (7)
                          VDC Corporation Ltd.,  PortaCom Wireless,  Inc. and the Official
                          Committee of Unsecured Creditors of PortaCom Wireless, Inc.

           10.8           Closing Escrow  Agreement,  dated June 8, 1998, by and among VDC             (7)
                          Corporation  Ltd.,  PortaCom  Wireless,  Inc.,  Metromedia China
                          Corporation,  the Official  Committee of Unsecured  Creditors of
                          PortaCom Wireless, Inc. and Klehr, Harrison,  Harvey,  Branzburg
                          & Ellers LLP

           10.9           Promissory  Note,  dated June 9, 1998,  made by VDC  Corporation             (7)
                          Ltd.       in       favor      of       PortaCom       Wireless,
                          Inc.

          10.10           Assignment, dated June 8, 1998, by PortaCom Wireless, Inc.                   (7)

          10.11           Loan   Agreement,   dated   November  10,   1997,   between  VDC             (7)
                          Corporation Ltd. and PortaCom Wireless, Inc.

          10.12           Pledge   Agreement,   dated  November  10,  1997,   between  VDC             (7)
                          Corporation Ltd. and PortaCom Wireless, Inc.

          10.13           Security  Agreement,   dated  November  10,  1997,  between  VDC             (7)
                          Corporation Ltd. and PortaCom Wireless, Inc.

          10.14           Debtor-in-Possession  Loan, Pledge and Security Agreement, dated             (7)
                          March  23,  1998  between  VDC   Corporation  Ltd  and  PortaCom
                          Wireless, Inc.

          10.15           Waiver, dated June 8, 1998, by VDC Corporation Ltd.                          (7)

          10.16           Asset Purchase  Agreement between VDC Corporation Ltd. and Rozel             (1)
                          International   Holdings  Limited,   dated  December  18,  1997,
                          including Exhibits thereto


          10.17           Asset  Purchase  Agreement  between  VDC  Corporation  Ltd.  and             (1)
                          Tasmin  Limited,  dated  February 10, 1998,  including  Exhibits thereto

          10.18           Promissory  Note  from HPC  Corporate  Services  Limited,  dated             (1)
                          March 2, 1998

          10.19           Employment Agreement of Frederick A. Moran, as amended                       (1)

          10.20           Employment Agreement of Charles W. Mulloy                                    (5)

          10.21           Option to Purchase 10,000 Shares Granted to Charles W. Mulloy                (5)

          10.22           Option to Purchase 50,000 Shares Granted to Charles W. Mulloy                (5)

          10.23           Registration  Rights Agreements between VDC Corporation Ltd. and             (5)
                          Charles W. Mulloy

          10.24           Employment Agreement of Clayton F. Moran                                     (5)

          10.25           Option to Purchase 10,000 Shares Granted to Clayton F. Moran                 (5)

          10.26           Registration  Rights Agreement  between VDC Corporation Ltd. and             (5)
                          Clayton F. Moran

          10.27           Director Agreement with Dr. Hussein Elkholy                                  (5)

          10.28           Option to Purchase 25,000 Shares Granted to Dr. Hussein Elkholy              (5)

          10.29           Registration  Rights Agreement  between VDC Corporation Ltd. and             (5)
                          Dr. Hussein Elkholy

          10.30           Settlement,  Release and Discharge  Agreement,  by and among VDC             (8)
                          Communications,  Inc.,  Dr. James C.  Roberts,  and Frederick A.
                          Moran, dated November 19, 1998


          10.31           Settlement Agreement between VDC Communications,  Inc., PortaCom             (8)
                          Wireless, Inc., and Michael Richards, dated November 24, 1998

          10.32           Director  Agreement with Dr. Leonard Hausman,  dated November 4,             (9)
                          1998

          10.33           Option  to  Purchase   25,000  shares  granted  to  Dr.  Leonard             (9)
                          Hausman, dated November 4, 1998

          10.34           Registration  Rights Agreement  between VDC Corporation Ltd. and             (9)
                          Dr. Leonard Hausman, dated November 4, 1998

          10.35           Director Agreement with James Dittman, dated November 4, 1998                (9)

          10.36           Option to  Purchase  25,000  shares  granted  to James  Dittman,             (9)
                          dated November 4, 1998

          10.37           Registration  Rights Agreement  between VDC Corporation Ltd. and             (9)
                          James Dittman, dated November 4, 1998

          10.38           Settlement,  Release and Discharge  Agreement,  by and among VDC            (10)
                          Communications,  Inc., Masatepe Communications,  U.S.A., L.L.C.,
                          and Marc Graubart, dated March 9, 1999

          10.39           Form of Securities Purchase Agreement, dated December 23, 1998              (10)

          10.40           Form of Securities Purchase Agreement, dated May 5, 1999                    (10)

          10.41           Form of Securities Purchase Agreement, dated May 7, 1999                    (10)

          10.42           Securities Purchase Agreement,  between PGP I Investors, LLC and            (10)
                          VDC Communications, Inc., dated May 12, 1999

          10.43           Securities Purchase Agreement,  between Paradigm Group, LLC, and             (3)
                          VDC Communications, Inc., dated May 17, 1999

          10.44           Form of Employment Agreement                                                 (3)


          10.45           Form of Option Agreement                                                     (3)

          10.46           Form of Registration Rights Agreement                                        (3)

          10.47           Form of Incentive Stock Option Agreement                                     (3)

          10.48           Incentive Stock Option Agreement  between Frederick A. Moran and             (3)
                          VDC Communications, Inc., dated December 8, 1998

          10.49           Promissory   Note,   dated   January  26,  1999,   made  by  VDC             (12)
                          Communications, Inc. in favor of Frederick A. Moran

          10.50           Promissory  Note,   dated  September  24,  1999,   made  by  VDC             (12)
                          Communications, Inc. in favor of Frederick A. Moran

           21.1           Subsidiaries of Registrant                                                   (12)

           27.1           Financial Data Schedule                                                      (12)


(1) Filed as an Exhibit to VDC Corporation Ltd.'s Current Report on Form 8-K, dated March 6, 1998, and incorporated by reference herein.

(2) Filed as an Exhibit to Registrant's registration statement on Form S-4, filed with the SEC on September 9, 1998, and incorporated by reference herein.

(3) Filed as an Exhibit to Registrant's registration statement on Form S-1, filed with the SEC on June 7, 1999, and incorporated by reference herein.

(4) Filed as an Exhibit to Registrant's registration statement on Form 8-A/A, filed with the SEC on January 19, 1999, and incorporated by reference herein.

(5) Filed as an Exhibit to VDC Corporation Ltd.'s Form 10-K for the year ended June 30, 1998, as amended by Form 10-K/A filed with the SEC on February 17, 1999, and incorporated herein by reference.

(6) Filed as an Exhibit to VDC Corporation Ltd.'s Form 10-Q for the quarter ended March 31, 1998, and incorporated by reference herein.

(7) Filed as an Exhibit to VDC Corporation Ltd.'s Current Report on Form 8-K, dated June 22, 1998, and incorporated by reference herein.

(8) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 19, 1998, and incorporated by reference herein.

(9) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.

(10) Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

(11) Filed as an Exhibit to VDC Corporation Ltd.'s Current Report on Form 8-K, dated May 21, 1998, as amended by Form 8-K/A, filed with the SEC on June 19, 1998, and incorporated by reference herein.

(12) Filed herewith.

C.      Reports on Form 8-K

        None.

Report of Independent Certified Public Accountants


Board of Directors and Stockholders of
VDC Communications, Inc. and Subsidiaries
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of VDC Communications, Inc. and Subsidiaries as of June 30, 1998 and 1999 and the related consolidated statements of operations and retained earnings, and of cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VDC Communications, Inc. and Subsidiaries as of June 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's investment in Metromedia China Corporation is valued in the manner described in Note 4.

                                                              BDO Seidman, LLP

Valhalla, New York
September 3, 1999

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                                         June 30,
                                                                                                 1998               1999
                                                                                                 ----               ----
Assets
Current:
     Cash and cash equivalents                                                              $ 2,212,111           $ 317,799
     Restricted cash                                                                                  -             475,770
     Marketable securities                                                                      451,875              90,375
     Accounts receivable, net of allowance for doubtful accounts
      of $7,000 in 1999                                                                               -           1,251,581
     Notes receivable - current                                                               2,800,000             249,979
                                                                                              ---------             -------
          Total current assets                                                                5,463,986           2,385,504

Property and equipment, less accumulated depreciation                                           331,316           4,888,163
Notes receivable, less current portion                                                        1,500,000                   -
Investment in MCC                                                                            37,790,877           2,400,000
Other assets                                                                                    737,505             328,394
                                                                                                -------             -------
          Total assets                                                                      $45,823,684        $ 10,002,061
                                                                                            ===========        ============

Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                                                    $ 156,185         $ 2,160,839
     Current portion of capitalized lease obligations                                                 -             426,356
     ------------------------------------------------                                           -------             -------
          Total current liabilities                                                             156,185           2,587,195

     Long-term portion of capitalized lease obligations                                               -             847,334
                                                                                                -------             -------
          Total liabilities                                                                     156,185           3,434,529
                                                                                                -------           ---------

Commitment and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                              -                   -
     Convertible  preferred stock series B, non-voting,  $0.0001 par value, none authorized issued or outstanding at June 30, 1999
     4.5 million shares authorized, issued and outstanding at June 30, 1998                          60                   -
     Common stock, $0.0001 par value, authorized 50 million shares issued - 20,186,462 and 15,449,107 at
     June 30, 1999 and 1998, respectively                                                         1,545               2,018
     Additional paid-in capital                                                              51,234,105          67,737,195
     Accumulated deficit                                                                     (4,218,035)        (60,339,393)
     Treasury stock - at cost, 1,875,000 shares at June 30, 1999
     and none at June 30, 1998                                                                        -            (164,175)
     Stock subscriptions receivable                                                          (1,425,951)           (344,700)
     Accumulated comprehensive income (loss)                                                     75,775            (323,413)
                                                                                                 ------            --------
          Total stockholders' equity                                                         45,667,499           6,567,532
                                                                                             ----------           ---------
Total liabilities and stockholders' equity                                                  $45,823,684        $ 10,002,061
                                                                                            ===========        ============

See accompanying notes to consolidated financial statements.


             VDC COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 -----------------------------------------------

                                                                                     Year Ended June 30,
                                                                         1997              1998                 1999
                                                                         ----              ----                 ----

Revenue                                                             $   43,248     $      99,957          $   3,298,357

Operating Expenses

  Costs of services                                                     22,020            28,460              5,155,752
  Selling, general and administrative expenses                          53,657         1,167,429              4,636,230
  Non-cash compensation expense                                              -         2,254,000             16,146,000
  Asset impairment charges                                                                                    1,644,385
                                                                        ------         ---------              ---------

     Total operating expenses                                           75,677         3,449,889             27,582,367
                                                                        ------         ---------             ----------

Operating loss                                                         (32,429)       (3,349,932)           (24,284,010)

Other income (expense):
  Writedown of investment in MCC                                             -                 -            (21,328,641)
  Loss on note restructuring                                                 -                 -             (1,598,425)
  Other income (expense)                                                     -           195,122                (63,637)
                                                                                         -------                -------
    Total other income (expense)                                             -           195,122            (22,990,703)

  Equity in loss of affiliate                                                -                 -               (867,645)
                                                                                                               --------

Net loss                                                               (32,429)       (3,154,810)           (48,142,358)
                                                                       -------        ----------            -----------

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on marketable securities                         -            75,775               (399,188)
                                                                       -------            ------               --------

Comprehensive loss                                                  $  (32,429)    $  (3,079,035)         $ (48,541,546)
                                                                    ==========     =============          =============

Net loss per common share - basic and diluted                       $    (0.01)    $       (0.72)         $       (2.72)
                                                                    ----------     -------------          -------------
Weighted average number of shares outstanding                        3,699,838         4,390,423             17,678,045
                                                                     ---------         ---------             ----------



See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                                                  Convertible         Common Stock
                                                                Preferred Stock
                                                                    Series B
                                                                     Shares      Amount   Shares
                                                                     ------      ------   ------
Balance - June 30, 1996 ...............................                  --    $  --    5,500,000
Capital contribution ..................................                  --       --           --
Net loss ..............................................                  --       --           --
                                                       ------------------------------------------
Balance - June 30, 1997 ...............................                  --       --    5,500,000

Reverse acquisition ...................................                  --       --    3,697,908
Release of escrow shares ..............................             600,000       60           --
collection on stock subscription receivable ...........                  --       --           --
issuance of common shares in connection ...............
with investment in MCC ................................                  --       --    4,965,828
Issuance of common stock ..............................                  --       --    1,130,584
Issuance of common stock for note .....................                  --       --      154,787
Unrealized gain on marketable securities ..............                  --       --           --
Net loss ..............................................                  --       --           --
                                                       ------------------------------------------
Balance - June 30, 1998 ...............................             600,000       60   15,449,107

Release of escrow shares ..............................           3,900,000      390           --
Issuance of common stock in connection with acquisition                  --       --      154,444
collection on stock subscription receivable ...........                  --       --           --
Conversion of preferred stock into common stock .......          (4,500,000)    (450)   4,500,000
Purchase of treasury stock ............................                  --       --   (1,875,000)
Issuance of common shares in connection ...............
with investment banking fees ..........................                  --       --      290,000
issuance of common shares in connection ...............
with investment in MCC ................................                  --       --      198,067
Return of common stock in connection with .............
investment in MCC .....................................                  --       --   (2,000,000)
Adjustment to common stock issued in ..................
connection with acquisition ...........................                  --       --      (14,160)
Common stock issued to settle claim ...................                  --       --       95,000
issuance of common stock ..............................                  --       --    1,514,004
Unrealized loss on marketable securities ..............                  --       --           --
Net loss ..............................................                  --       --           --
                                                       ------------------------------------------
Balance - June 30, 1999 ...............................                  --    $  --   18,311,462
                                                       ------------------------------------------


                                                                              Additional                        Stock
                                                             Common Stock      Paid-in       Accumulated    Subscriptions
                                                                Amount         Capital         Deficit       Receivable
                                                                ------         -------         -------       ----------

Balance - June 30, 1996 ...............................   $        550    $     42,401    $    (26,702)   $         --
Capital contribution ..................................             --          30,930              --              --
Net loss ..............................................             --              --         (32,429)             --
                                                       ---------------------------------------------------------------
Balance - June 30, 1997 ...............................            550          73,331         (59,131)             --

Reverse acquisition ...................................            370       6,053,324              --        (465,838)
Release of escrow shares ..............................             --       3,258,034      (1,004,094)             --
collection on stock subscription receivable ...........             --              --              --         287,800
issuance of common shares in connection ...............
with investment in MCC ................................            497      34,618,127              --              --
Issuance of common stock ..............................            113       5,983,391              --              --
Issuance of common stock for note .....................             15       1,247,898              --      (1,247,913)
Unrealized gain on marketable securities ..............             --              --              --              --
Net loss ..............................................             --              --      (3,154,810)             --
                                                       ---------------------------------------------------------------
Balance - June 30, 1998 ...............................          1,545      51,234,105      (4,218,035)     (1,425,951)

Release of escrow shares ..............................             --      23,399,610      (7,254,000)             --
Issuance of common stock in connection with acquisition             15         700,865              --              --
collection on stock subscription receivable ...........             --              --              --         917,076
Conversion of preferred stock into common stock .......            450              --              --              --
Purchase of treasury stock ............................             --              --              --         164,175
Issuance of common shares in connection ...............
with investment banking fees ..........................             29         724,971        (725,000)             --
issuance of common shares in connection ...............
with investment in MCC ................................             20       1,012,141              --              --
Return of common stock in connection with .............
investment in MCC .....................................           (200)    (13,962,300)             --              --
Adjustment to common stock issued in ..................
connection with acquisition ...........................             (1)        (99,119)             --              --
Common stock issued to settle claim ...................              9         391,865              --              --
issuance of common stock ..............................            151       4,335,057              --              --
Unrealized loss on marketable securities ..............             --              --              --              --
Net loss ..............................................             --              --     (48,142,358)             --
                                                       ---------------------------------------------------------------
Balance - June 30, 1999 ...............................   $      2,018    $ 67,737,195    $(60,339,393)   $   (344,700)
                                                       ---------------------------------------------------------------

                                 F-4 - continued

                                 Unrealized gain
                                    (loss) on
                                                             Marketable       Treasury Stock    Treasury Stock
                                                             Securities         # of shares           $            Total
                                                             ----------         -----------           -            -----
Balance - June 30, 1996 ...............................   $         --                --     $       --      $     16,249
Capital contribution ..................................             --                --             --            30,930
Net loss ..............................................             --                --             --           (32,429)
                                                       ------------------------------------------------------------------
Balance - June 30, 1997 ...............................             --                --             --            14,750

Reverse acquisition ...................................             --                --             --         5,587,856
Release of escrow shares ..............................             --                --             --         2,254,000
collection on stock subscription receivable ...........             --                --             --           287,800
issuance of common shares in connection ...............
with investment in MCC ................................             --                --             --        34,618,624
Issuance of common stock ..............................             --                --             --         5,983,504
Issuance of common stock for note .....................             --                --             --                 0
Unrealized gain on marketable securities ..............         75,775                --             --            75,775
Net loss ..............................................             --                --             --        (3,154,810)
                                                       ------------------------------------------------------------------
Balance - June 30, 1998 ...............................         75,775                --             --        45,667,499

Release of escrow shares ..............................             --                --             --        16,146,000
Issuance of common stock in connection with acquisition             --                --             --           700,880
collection on stock subscription receivable ...........             --                --             --           917,076
Conversion of preferred stock into common stock .......             --                --             --                --
Purchase of treasury stock ............................             --         1,875,000       (164,175)               --
Issuance of common shares in connection ...............
with investment banking fees ..........................             --                --             --                --
issuance of common shares in connection ...............
with investment in MCC ................................             --                --             --         1,012,161
Return of common stock in connection with .............
investment in MCC .....................................             --                --             --       (13,962,500)
Adjustment to common stock issued in ..................
connection with acquisition ...........................             --                --             --           (99,120)
Common stock issued to settle claim ...................             --                --             --           391,874
issuance of common stock ..............................             --                --             --         4,335,208
Unrealized loss on marketable securities ..............       (399,188)               --             --          (399,188)
Net loss ..............................................             --                --             --       (48,142,358)
                                                       ------------------------------------------------------------------
Balance - June 30, 1999 ...............................   $   (323,413)        1,875,000     $ (164,175)     $  6,567,532
                                                       ------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                 F-4 - continued

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------------------


                                                                          Year Ended June 30,
                                                                  1997              1998           1999
                                                                  ----              ----           ----
Cash flows from operating activities:
     Net loss ..........................................   $    (32,429)     $ (3,154,810)   $(48,142,358)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization .....................          3,390             6,205       1,107,018
     Writedown of investment in MCC ....................             --                --      21,328,641
     Non-cash compensation expense .....................             --         2,254,000      16,146,000
     Loss on note restructuring ........................             --                --       1,598,425
     Equity in losses of affiliate .....................             --                --         867,645
     Impairment loss ...................................             --                --       1,644,385
     Non-cash severance ................................             --                --         391,875
     Provision for doubtful accounts ...................             --                --           7,000
Changes in operating assets and liabilities:
     Restricted cash ...................................             --                --        (475,770)
     Accounts receivable ...............................             --                --      (1,258,581)
     Other assets ......................................            466            44,146         527,533
     Accounts payable and accrued expenses .............             --            (8,931)      2,004,655
                                                                 ------            ------       ---------
       Net cash used by operating activities ...........        (28,573)         (859,390)     (4,253,532)

Cash flows from investing activities:

     Cash paid for investment in MCC ...................             --        (2,799,731)             --
     Proceeds from return of escrow in connection
     with the investment in MCC ........................             --                --       1,012,161
     Payment for purchase of  subsidiary ...............             --                --        (589,169)
     Investment in affiliate ...........................             --                --        (867,645)
     Proceeds from repayment of notes receivable .......             --           700,000       2,451,596
     Purchase of investment securities .................             --          (288,600)             --
     Fixed asset acquisition ...........................             --          (323,951)     (4,499,427)
     Deposit on fixed assets ...........................                         (489,151)             --
                                                                 ------         ---------       ---------
       Net cash flows used in  investing activities ....             --        (3,201,433)     (2,492,484)

Cash flows from financing activities:
      Proceeds from issuance of common stock ...........             --         6,271,504       4,335,209
      Collections on stock subscription receivables ....             --                --         917,076
      Repayment of note payable ........................             --                --        (692,379)
      Proceeds from issuance of short-term debt ........             --                --         500,000
      Repayments on capital lease obligations ..........             --                --        (208,202)
      Capital contribution .............................         27,830                --              --
                                                                 ------            ------          ------
        Net cash flows provided by financing activities          27,830         6,271,504       4,851,704
                                                                 ------         ---------       ---------
    Net increase (decrease) in cash and cash equivalents           (743)        2,210,681      (1,894,312)
Cash and cash equivalents, beginning of period .........          2,173             1,430       2,212,111
                                                                  -----             -----       ---------
Cash and cash equivalents, end of period ...............   $      1,430      $  2,212,111    $    317,799
                                                           ============      ============    ============

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       Summary of Significant Accounting Policies

(a)      Basis of Presentation

The financial statements presented are those of VDC Communications, Inc. ("VDC") which is the successor to VDC Corporation Ltd. ("VDC Bermuda") by way of a domestication merger (the "Domestication Merger") that occurred on November 6, 1998. (see Note 3). (As used in this document, the terms "the Company", "we", and "us" include both VDC and VDC Bermuda. The use of these terms reflects the fact that through November 6, 1998, the publicly held company was VDC Bermuda. Thereafter, due to the Domestication Merger, the publicly held company was VDC.)

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998 when the Company (then a wholly owned subsidiary of VDC Bermuda) acquired Sky King Communications, Inc. ("Sky King Connecticut") by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King Connecticut before the merger on March 6, 1998 and reflect the consolidated results of Sky King Connecticut, VDC Bermuda, and VDC Bermuda's wholly owned subsidiaries after the merger. On November 6, 1998, the Domestication Merger, whereby VDC Bermuda merged with and into VDC, was consummated.

(b)      Business

The Company is a telecommunications services company focused primarily on the international long-distance market. The Company's customers are other long-distance telephone companies that resell the Company's services to their retail customers or other telecommunications companies.

The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, changes in liquidity, availability of financing, government regulation, dependence on transmission facilities, network maintenance and failure, and competition.

(c)      Principles of Consolidation

The  consolidated  financial  statements  represent  all  companies of which the
Company directly or indirectly has majority ownership. The Company's consolidated financial statements include the accounts of wholly owned subsidiaries VDC Telecommunications, Inc. ("VDC Telecommunications"), Masatepe Communications U.S.A., L.L.C. ("Masatepe"), Voice & Data Communications (Hong
Kong) Limited ("VDC Hong Kong") Sky King Communications, Inc. ("Sky King") and WorldConnectTelecom.com, Inc. ("WorldConnectTelecom.com"). In September 1999, the Company formed a subsidiary, Voice and Data Communications (Latin America), Inc. Intercompany accounts and transactions have been eliminated.

(d)      Revenue Recognition

The Company records revenues for telecommunications sales at the time of customer usage. Additionally, the Company records on a monthly basis, revenues from renting its network facilities and from the management of tower sites that provide transmission and receiver site locations for wireless communications companies.

(e)      Cost of services

Cost of services for wholesale long distance services represent direct charges from vendors that the Company incurs to deliver service to its customers. These include leasing costs for dedicated telephone lines and rate-per-minute charges from other carriers that terminate traffic on behalf of the Company. These costs also include salaries, depreciation and overhead attributable to operations.

(f)      Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet approximate fair market value.

(g)      Property and Equipment

Property and equipment are carried at cost. Replacements and betterments are capitalized. Repairs and maintenance are charged to operations. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

operating equipment                         5 years
leasehold improvements                      life of lease
furniture and equipment                     3-5 years

Operating equipment includes assets financed under capital lease obligations of $1,331,987 at June 30, 1999 (primarily acquired in the second half of Fiscal
1999). Accumulated amortization related to assets financed under capital leases was $70,865 at June 30, 1999.

For income tax purposes, depreciation is computed using statutory recovery methods.

(h)      Earnings (loss) Per Share of common stock

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires the presentation of basic EPS and diluted EPS. Loss per common share - basic is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Warrants to purchase 1,064,081 and 938,546 shares of common stock at prices ranging from $4.00 to $7.00 and options to purchase 850,500 and 61,500 and shares of common stock at prices ranging from $3.75 to $4.125 for the years ended June 30, 1999 and 1998, respectively, are not included in the computation of diluted loss per share because they are antidilutive due to the net loss. If the preferred shares were considered to be common shares, loss per share would have been $(0.00) and $(0.44) and $(2.63) for the years ended June 30, 1997, 1998, and 1999.

(i)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reported periods. The investment in MCC was valued based on criteria discussed in Note 3. Actual results could differ from those estimates.

(j)      Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 1999 and 1998 because of the relatively short maturity of these financial instruments. The carrying amount of obligations under capital leases, including the current portion, approximated fair value as of June 30, 1999 based upon similar debt issues.

(k)      Long-lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. During the year ended June 30, 1999, the Company recognized an impairment loss of $1,165,187 on long lived-assets of a subsidiary as described in Note 6 and an impairment loss of $479,199 in connection with the write off of certain billing software.

(l)      Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company's customer base includes domestic and international companies in the telecommunications industry. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The Company will establish an allowance for possible losses, if needed, based on factors surrounding the credit risk of specific customers.

The two largest customers accounted for approximately 65 percent of revenues for the year ended June 30, 1999.

(m)      Recent Accounting Pronouncements

In June 1998, the AICPA issued statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company has not yet analyzed the impact, if any, of this new standard. The Company will adopt this standard in July of 2000.

(n)      Reclassifications

Certain 1998 amounts have been reclassified to conform with 1999 presentation format. Amounts reclassified had no impact on consolidated net loss.

2.      Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses. In addition, the Company has used substantial amounts of working capital in its operations. Further, as of June 30, 1999, current liabilities exceed current assets by approximately $200,000. Management is currently attempting to obtain a $3 million line of credit which would be collateralized by certain of the Company's long-distance telecommunications equipment and is pursuing alternative financing arrangements. However, there can be no assurance that the Company will be able to secure additional financing.

In view of these matters, continued operations of VDC is dependent upon the its ability to meet its financing requirements and the success of its future operations.

3.       Sky King Merger/Domestication Merger/Non-cash Compensation

On March 6, 1998, Sky King Connecticut entered into a merger agreement with VDC Bermuda and its subsidiary, VDC Communications, Inc. (then called "VDC (Delaware), Inc.") ("VDC") (the "Sky King Merger"). This transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was the acquirer for accounting purposes. One of the conditions precedent to the completion of the Sky King Merger was the sale by VDC Bermuda of its various investment interests so that at the closing of the Sky King Merger, its only material assets would consist of cash and notes receivable. Since the assets and liabilities of VDC Bermuda acquired were monetary in nature, the merger has been recorded at the value of the net monetary assets. Operations of VDC Bermuda prior to the Sky King Merger consisted of the management of its investments. The consideration paid to the former Sky King Connecticut shareholders in the Sky King Merger consisted of the issuance of 10 million newly-issued shares of preferred stock of VDC which were convertible, and have been converted, in the aggregate, into 10 million shares of common stock of VDC. Of the consideration paid to the Sky King Connecticut shareholders, VDC Series B preferred stock convertible in the aggregate into 4.5 million shares of VDC common stock (the "Escrow Shares") were placed in escrow to be held and released as the Company achieved certain performance criteria. As of June 30, 1999, all of the performance criteria had been met. Accordingly, the 4.5 million Escrow Shares have been released from escrow.

On November 6, 1998, the Company completed the Domestication Merger. The effect of the Domestication Merger was that members of VDC Bermuda became stockholders of VDC. The primary reason for the Domestication Merger was to reorganize VDC Bermuda, which had been a Bermuda company, as a publicly traded U.S. corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC Bermuda, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of VDC preferred stock, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of VDC, $.0001 par value per share. The Domestication Merger has been accounted for as a reorganization, which has been given retroactive effect in the financial statements for all periods presented.

During the year ended June 30, 1999, 3.9 million Escrow Shares were released from escrow. Of the Escrow Shares released, approximately 2.7 million were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in a non-cash compensation charge of $16,146,000 for the year ended June 30, 1999. During the year ended June 30, 1998, 600,000 Escrow Shares were released from escrow. Of the Escrow Shares released, 415,084 were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in a non-cash compensation charge of $2,254,000 for the year ended June 30, 1998. Compensatory shares are related to former Sky King Connecticut shareholders that are members of the Company's management, their family trusts and minor children and an employee. The shares issued to former Sky King Connecticut shareholders' minor children were considered compensatory because their beneficial ownership was attributed to certain Sky King Connecticut shareholders. Non-compensatory shares released related to non-employee shareholders and non-minor children of employee shareholders where beneficial ownership does not exist. The non-compensatory shares have been accounted for as a stock dividend in which the issued stock is recorded at fair value on the date of release through a charge to accumulated deficit.

4.       Metromedia China Corporation Investment

On June 22, 1998 the Company acquired from PortaCom Wireless, Inc. ("PortaCom"), 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share. The consideration given for the investment in MCC consisted of 5,113,895 common shares at $6.98125, $1,787,570 in cash, and 50,000 investment advisory shares valued at $6.00 per share. The Company's ownership in MCC is approximately 3.4% exclusive of the warrants.

In November 1998, the Company and PortaCom settled a dispute regarding the June 22, 1998 transaction. Pursuant to this settlement, PortaCom agreed to place 2 million VDC shares in escrow for up to eighteen months. These shares will be released from escrow contingent upon certain performance criteria. The placement of the 2 million shares in escrow have been recorded as a reduction in common shares outstanding at their original issue price of $6.98125 (fair market value as determined at the date of acquisition) and a corresponding reduction in the investment in MCC. One of the conditions under which an additional 2 million escrow shares may be issuable to PortaCom is if the Company's stock price trades below $5 per share on any 40 trading days during the 120 consecutive days subsequent to August 31, 1999. If these shares are issued under this price guarantee, the Company's investment in MCC would increase by the par value of the shares (i.e. $200).

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

Based on MMG's June 1999 10-Q, subsequent to June 30, 1999, two of the four joint ventures (the one Ningbo Ya Mei Telecommunications Co., Ltd. and the other Ningbo Ya Lian Telecommunications Co., Ltd.) were notified by China Unicom that the supervisory department of the Chinese government had requested that China Unicom terminate the projects. The notification requested that negotiations begin immediately regarding the amounts to be paid to the joint ventures, including return of investment made and appropriate compensation and other matters related to winding up the Ningbo joint ventures' activities as a result of this notice. Negotiations regarding the termination have begun. The content of the negotiations includes determining the investment principal of the joint ventures, appropriate compensation and other matters related to termination of contracts. MCC cannot currently determine the amount of compensation the joint ventures will receive. While MCC had not received notification regarding the termination of its other two joint ventures (the one Sichuan Tai Li Feng
Telecommunications Co., Ltd. and the other Chongqing Tai Le Feng Telecommunications Co., Ltd.), the majority owner, MMG, expects that these will also be the subject of project termination negotiations. MMG has disclosed in their June 1999 10-Q that depending on the amount of compensation it receives, it will record a non-cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid.

The Company had previously assessed the investment in MCC for impairment by applying a valuation technique commonly used in the telecommunications industry to assess market potential. Based on the developments relating to the termination of the joint ventures discussed above, this valuation technique is no longer appropriate.

Prior  to  the  project  termination  agreements,  there  had  been  uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. As a result, the Company recorded a $19,388,641 writedown of the investment in MCC during the quarter ended March 31, 1999. The write-down adjusted the carrying value of the investment in MCC to an amount relative to MMG's carrying amount. Due to the recent announcement regarding the project terminations described above, the Company recorded an additional $1,940,000 writedown of the investment in MCC. The write-down adjusted the carrying value of the investment in MCC to an amount relative to MMG's carrying amount, excluding MMG's goodwill attributable to the investment in MCC. As such, the Company adjusted the carrying value of its investment in MCC to $2.4 million ($70.8 million X 3.4%) at June 30, 1999. Given the uncertainty regarding the outcome of the negotiations of the project terminations, it is reasonably possible that our investment in MCC could be written down further in the near term.

5.       Property and Equipment

Major classes of property and equipment consist of the following:

                                                                            June 30, 1998         June 30, 1999
                                                                            -------------         -------------
Operating equipment                                                            $ 115,538           $ 4,943,233
Computers and office equipment                                                   191,219               107,533
Furniture and fixtures                                                            34,442               161,572
Leasehold improvements                                                                -                271,939
                                                                                     --              ---------
                                                                                 341,199             5,484,277
accumulated depreciation - beginning of year                                      (3,678)               (9,883)
depreciation expense - cost of services                                                -              (597,398)
depreciation expense - SG&A                                                       (6,205)              (36,890)
depreciation expense on impaired assets                                                -                48,057
                                                                                  ------                ------
Property and Equipment, net of accumulation depreciation                       $ 331,316           $ 4,888,163
                                                                               ---------           -----------


6.       Asset Impairment - subsidiary

The acquisition of Masatepe resulted in goodwill of $1,134,554. The acquisition was made primarily because of the contractual relationship Masatepe's affiliate, Masatepe Comunicaciones, S.A. ("Masacom"), had with the Nicaraguan government controlled telecommunications company, ENITEL. Disagreements over business development arose between Masatepe and Masacom. As a result, we cancelled our circuit into Central America and curtailed Masatepe's operations. Masatepe no longer operates its owned telecommunications route to Central America. The Company believes that the goodwill attributable to its acquisition of Masatepe has therefore been permanently impaired. A write down in accordance with SFAS 121 was recognized by writing off the unamortized portion of the goodwill associated with the Masatepe acquisition ($661,824).

Additionally, Masatepe also had property and equipment with a net book value of $503,363 in Nicaragua at June 30, 1999. Despite its efforts, Masatepe has not been able to obtain its Nicaraguan assets and, therefore, they are considered unrecoverable. These assets are also being written off in accordance with FASB No. 121.

The Company has recorded approximately $1.1 million of current liabilities believed to be the responsibility of Masacom. The liability relates to traffic terminated by ENITEL on Masacom's behalf.

Masatepe owns a 49% interest in Masacom, a Nicaraguan company. Masacom had supported the development of Masatepe's operations in Central America. Masatepe accounted for the investment using the equity method considering 100% of Masacom's losses. At June 30, 1999, the Company is carrying the investment in Masacom at $0. The following is Masacom's summary of financial position at June 30, 1999 and results of operations from inception through May 26, 1999:

            Assets                          $    55,322
            Liabilities                     $    15,866
            Results of operations (loss)    $  (867,645)

7.       Restructured Note Receivable

During the year ended June 30, 1999, the Company restructured notes receivable from debtors by reducing the principal and accrued interest which together totaled $1,598,425. It was necessary to restructure the notes for the following reasons: (i) the debtors were not meeting the terms of the original notes and
(ii) to accelerate payment terms of the original notes for the benefit of the Company. The restructured terms provided the Company with needed short term working capital. The balance on this note was $249,979 at June 30, 1999 and $65,000 as of the date of this report, which is past due.

8.       Line of Credit

In August 1998, the Company entered into a $1,000,000 revolving conditional line of credit to be used for the purposes of issuing certain letters of credit ("LC") to secure payment to certain vendors (carriers) of the Company. Principal payments are due on demand and the interest rate is two percent above the prime rate. The aggregate face amount of all LCs must be collateralized in the form of cash equivalents held by the issuing bank. Each LC expires no later than one year from the date of issuance. Outstanding LC's in the amount of $395,000 were secured by approximately $476,000 in three month U.S. Government bonds at June 30, 1998. As of June 30, 1999, there were no advances issued under the revolving line of credit.

9.       Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under which deferred assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates. Deferred income tax expenses or credits are based on the changes in deferred income tax assets or liabilities from period to period. Under SFAS No. 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company had deferred tax assets of approximately $14 million and $360,000 at June 30, 1999 and 1998, respectively. A valuation allowance has been established for the entire amount of the deferred tax assets. Deferred income taxes result primarily from the writedown of the investment in MCC and net operating loss carryforwards which expire through 2019.

Reconciliation of the Company's actual tax rate to the U.S. Federal Statutory rate is as follows:

Year ended June 30,                    1999        1998
(in percents)                          ----        ----
Income tax rates
----------------
Statutory U.S. Federal rate           -34.0%      -34.0%
States rates                           -9.5%       -9.5%
Valuation allowance                    43.5%       43.5%
                                       ----        ----
Total                                     -%          -%


10.       Capital Transactions

On March 6, 1998, in connection with the Sky King Merger, all of the outstanding shares of Sky King Connecticut were exchanged for preferred shares of VDC (see
Note 3). On November 6, 1998, in connection with the Domestication Merger, all the issued and outstanding shares of VDC Bermuda and all preferred stock issued and outstanding of VDC were converted, on a one-for-one basis, into common stock of VDC. The Domestication Merger has been given retroactive effect in the financial statements for all periods presented.

On March 31, 1998, the Company sold 100,000 shares of common stock at $5.50 per share and on March 24, 1998, 600,000 shares of common stock at $4.75 per share, each to unrelated investors for total cash consideration of $3.4 million less an investment banking fee of $85,500.

In May 1998, the Company sold 275,000 shares of common stock to unrelated investors and 308,430 shares to the Chief Executive Officer and his family for $6.00 per share less an investment banking fee of $31,500.

In November 1998, an executive officer and member of the Company's Board of Directors ("Officer") resigned. In connection with the resignation, the Officer surrendered 1,875,000 common shares in exchange for the elimination of a subscription receivable for $164,175. Additionally, the Company agreed not to pursue potential employment and other claims against the Officer. The transaction has been accounted for as the purchase of 1,875,000 shares of treasury stock using the cost method. The subscription receivable represented the Officer's basis in his 27.5% ownership in Sky King Connecticut.

In December 1998, the Company sold 245,159 shares at $3.625 per share, the public market price at that time. The Chairman and CEO and certain family members and entities associated with the Chairman and CEO participated as investors in the private placement.

In May 1999, through a private placement, the Company sold 328,170 shares of Company common stock to the Chief Executive Officer and his family at $3.00 per share, the public market price at that time, and 932,592 shares of Company common stock at $2.70 per share and warrants to purchase 93,258 shares of Company common stock at $6.00 per share to unrelated investors. The Company incurred investment-banking fees of: (i) $56,000, (ii) issued 5,185 shares of Company common stock, and (iii) warrants to purchase 27,777 shares of Company common stock at $6.00 in connection with the private placement. The warrants expire in May 2002. The Chief Executive Officer and his family did not receive any warrants in the private placement.

During the year ended June 30, 1999, the Company issued 290,000 shares of Company common stock to investment bankers in connection with the March 6, 1998 Sky King Merger. The shares were issued at the fair market value as of the date of the merger ($2.50 per share) and a corresponding charge to accumulated deficit. An additional 154,852 shares of Company common stock are contingently issuable to investment bankers subject to the satisfaction of the collection of notes and stock subscriptions receivable.

In June 1998, the Company issued 5.3 million Company common shares to PortaCom in exchange for the investment in MCC (see Note 4). 3,113,895 and 4,915,828 common shares have been reflected as outstanding under the agreement as of June 30, 1999 and 1998, respectively. Additionally, 50,000 shares of Company common stock were issued for investment advisory fees in connection with the investment in MCC.

At June 30, 1998, the Company had outstanding warrants to acquire an aggregate of 938,546 shares of common stock at prices ranging from $4.00 to $5.00. These warrants were issued prior to the March 6, 1998 Sky King Merger in connection with obligations arising prior to that date. The warrants were assumed by Sky King Connecticut in the merger. The warrants originally were to expire in August 1998. At that date, they were extended until 30 days following the effective date of a registration statement for the underlying stock.

11.      Stock Option Plans

During the year ended June 30, 1998, the Company granted 61,500 stock options. All stock options were granted to employees at exercise prices equal to the market value on the date of grant. In October 1998, the Company repriced these options to $4.125, the fair market value of the Company's common stock on October 21, 1998.

On September 4, 1998, the Company adopted the VDC Communications, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options or other rights to purchase up to 5 million shares of common stock. Options expire up to 10 years after the date of grant, except for incentive options issued to a holder of more than 10 percent of the common stock outstanding, which expire five years after the date of grant. Options generally vest in equal increments over five years.

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Options Issued to Employees", for options granted to employees and disclose pro forma net income and earnings per share in accordance with SFAS No.
123. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:


Year ended June 30,                             1999                1998
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Pro forma results Net loss:
As reported                                 $(48,142,358)       $ (3,154,810)
Pro forma                                   $(48,545,002)       $ (3,188,260)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Loss per common share-basic and diluted
As reported                                      $ (2.72)            $ (0.72)
Pro forma                                        $ (2.75)            $ (0.73)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


Years ended June 30,              1999         1998
----------------------------------------------------
Dividend yield                    0.0%         0.0%
Risk free interest rate           5.0%         5.6%
Expected volatility              46.1%        46.5%
Expected lives                 6 years      6 years
----------------------------------------------------


Information regarding the Company's stock option plans and non-qualified stock options as of June 30, 1998 and 1999 and changes during the years ended on those dates is summarized as follows:

                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                            Number of shares         Price
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Outstanding at June 30, 1997                               -             -
Granted                                               61,500         $5.16
Exercised                                                  -             -
Forfeited                                                  -             -
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Outstanding at June 30, 1998                          61,500         $5.16
Granted                                            1,023,500         $3.88
Exercised                                                  -             -
Forfeited                                            234,500         $4.04
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Outstanding at June 30, 1999                         850,500         $3.85
---------------------------------------------------------------------------


Information about stock options outstanding at June 30, 1999 is summarized as follows:

                                    Options Outstanding                                       Options Exercisable
                   --------------------------------------------------------   ------------------------------------------------------

                                                                                                                    Weighted Average
                       Number         Weighted Average                            Number                             Fair Value of
   Range of        Outstanding at   Remaining Contracted   Weighted Average   Exercisable at    Weighted Average    Options Granted
Exercise Prices    June 30, 1999         Life-Years         Exercise Price     June 30, 1999     Exercise Price     During the Year
---------------    -------------         ----------         --------------     -------------     --------------     ---------------

$3.75 - $4.125        850,500               9.36                $3.85             20,500             $4.125              $2.07


During the initial phase-in period of SFAS No. 123, the effects on the pro-forma results are not likely to be representative of the effect on pro forma results in future years since options vest over several years and additional awards could be made each year.

12.      Commitments and Contingencies

Litigation

On or about July 12, 1999, StarCom Telecom, Inc. ("StarCom") commenced an action in the District Court of Harris County, Texas, in the 127th Judicial District entitled StarCom Telecom, Inc. vs. VDC Communications, Inc. (Civil Action No. 1999-35578) (the "StarCom Action"). StarCom asserts in the StarCom Action that the Company induced it to enter into an agreement with the Company through various purported misrepresentations. StarCom alleges that, due to these purported misrepresentations and purported breaches of contract, it has been unable to provide services to its customers. The relief sought by StarCom includes monetary damages arising out of the Company's purported misrepresentations and purported breaches of contract. In the event that StarCom prevails in the StarCom Action, the Company could be liable for monetary damages in an amount that would have a material adverse effect on the Company's assets and operations.

Capital Leases

The Company entered into several equipment leases during the year ended June 30, 1999 with lease terms ranging from one to five years. Future minimum lease payments under capital leases are as follows:

--------------------------------------------------------------------------------
                  Year ending June 30,
                  --------------------
                          2000                                      $ 547,481
                          2001                                        364,502
                          2002                                        364,502
                          2003                                        206,846
                          2004                                         64,170
                          ----                                       --------
                                                          --------------------
Total minimum lease payments                                        1,547,501
less: amount representing interest                                    273,811
                                                                    ---------
                                                          --------------------
present value of minimum lease payments                             1,273,690
less: current portion                                                 426,356
                                                                    ---------
long-term capital lease obligations                                 $ 847,334
                                                                    ---------
--------------------------------------------------------------------------------

Operating Leases

The Company leases office and equipment space under noncancellable operating leases. Future minimum lease payments are as follows:

--------------------------------------------------------------------------------
Year ending June 30,
--------------------
           2000                   $   591,421
           2001                       582,936
           2002                       582,038
           2003                       587,448
           2004                       407,974
        thereafter                    824,078
                                    ---------
                                  $ 3,575,895
--------------------------------------------------------------------------------

Rent expense for the year ended June 30, 1999 was approximately $516,000. Rent expense for the years ended June 30, 1998 and 1997 was not material to the financial statements.

Employment Agreements

The Company has entered into several multi-year employment agreements expiring through 2003 with officers and certain employees of the Company, which provide for aggregate annual base salaries as follows:

--------------------------------------------------------------------------------
Years ended June 30,
--------------------
           2000                   $   852,000
           2001                       708,750
           2002                       172,500
           2003                        75,000
           ----                      --------
                                  $ 1,808,250
--------------------------------------------------------------------------------

Bad Debt Reserve

In Fiscal 1999, the Company provided $7,000 for a reserve against accounts receivable for potential bad debts.

13.      Fourth Quarter Financial Information

During the fourth quarter of the year ended June 30, 1999, the Company recorded asset impairment charges of $1,165,187, related to the Masatepe acquisition (see
Note 6) and $1,940,000 related to the investment in MCC (see Note 4).

During the fourth quarter of the year ended June 30, 1998, the Company  recorded
non-cash  compensation  expense  of  $1,453,000,   related  to  the  release  of
convertible preferred stock from escrow (See Note 3).

14.      Supplemental Disclosure of Cash Flow Information


                                                                                                             Year ended
                                                                                                               June 30,
Cash paid during the year for:                                                                        1999                1998
------------------------------                                                                        ----                ----
Interest                                                                                            $ 92,304                $ -
                                                                                                    --------                 --

Schedule of non-cash investing and financing activities:
--------------------------------------------------------
Net assets acquired in exchange for stock                                                                  -          5,871,071
Equipment acquired through capital lease obligation                                                1,481,892                  -
Equipment exchanged for note                                                                         192,379                  -
Release of investment banking shares                                                                 725,000                  -
Common stock placed in escrow in connection with stock investment in MCC                          13,962,500                  -
Stock subscription for common stock                                                                        -            164,175
Treasury stock acquired in exchange for subscription receivable                                      164,175                  -
Acquisition of subsidiary:
Fair value of assets acquired                                                                      1,290,044                  -
Common stock issued                                                                                  700,875                  -
                                                                                                   ---------                 --
Cash paid                                                                                          $ 589,169                $ -
                                                                                                   ---------                 --


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 1999                  VDC COMMUNICATIONS, INC.


                                           By: /s/ Frederick A. Moran
                                           -------------------------------------
                                           Chairman, Chief Executive Officer and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                           Date


/s/ Frederick A. Moran        Chairman, Chief Executive       September 28, 1999
----------------------        Officer, Chief Financial
Frederick A. Moran            Officer and Director


/s/ James B. Dittman          Director                        September 21, 1999
--------------------
James B. Dittman


/s/ Dr. Hussein Elkholy       Director                        September 24, 1999
-----------------------
Dr. Hussein Elkholy


/s/ Dr. Leonard Hausman       Director                        September 24, 1999
-----------------------
Dr. Leonard Hausman

                                 EXHIBIT INDEX


Exhibit                                                                                        Page Number in
Number                                                                                           Rule 0-3 (b)
(Referenced to                                                                                     Sequential
Item 601 of                                                                                  Numbering System
Reg. S-K)                                                                                   Where Exhibit Can
                                                                                                     Be Found

          10.49           Promissory   Note,   dated   January  26,  1999,   made  by  VDC
                          Communications, Inc. in favor of Frederick A. Moran

          10.50           Promissory  Note,   dated  September  24,  1999,   made  by  VDC
                          Communications, Inc. in favor of Frederick A. Moran

           21.1           Subsidiaries of Registrant

           27.1           Financial Data Schedule
