Form 10-Q
period 1999-09-30
VDC COMMUNICATIONS INC
filed 1999-11-15
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ To ________

                            VDC COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                        0-14045              061524454
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

                  (1)      Yes          X                    No
                                    ---------                         ----------

                  (2)      Yes          X                    No
                                    ---------                         ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 12, 1999, the number of shares of registrant's common stock, par value $.0001 per share, outstanding was 21,506,917.

                            VDC COMMUNICATIONS, INC.

                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION                                                                       PAGE
         ---------------------                                                                       ----

                  Item 1.      Consolidated balance sheets as of  June 30, 1999
                               and September 30, 1999                                                  3

                               Consolidated statements of operations and
                               comprehensive loss for the three months ended
                               September 30, 1999 and 1998                                             4

                               Consolidated statements of cash flows for the
                               three months ended September 30, 1999 and 1998                          5

                               Notes to consolidated financial statements                            6-8


                  Item 2.      Management's discussion and analysis of financial
                               condition and results of operations                                  8-16


                  Item 3.      Quantitative and qualitative disclosures about
                               market risk                                                            16


PART II  OTHER INFORMATION
         -----------------

                  Item 1.      Legal Proceedings                                                   16-17


                  Item 2.      Changes in Securities and Use of Proceeds                           17-18


                  Item 3.      Defaults Upon Senior Securities                                        18


                  Item 4.      Submission of Matters to a Vote of Security Holders                    18


                  Item 5.      Other Information                                                      18


                  Item 6.      Exhibits and Reports on Form 8-K                                    18-19


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                       September 30, 1999    June 30, 1999
                                                                                       ------------------    -------------
                                                                                          (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                               $    217,748       $  317,799
     Restricted cash                                                                              309,865          475,770
     Marketable securities                                                                         69,288           90,375
     Accounts receivable, net of allowance for doubtful accounts
     of $107,244 at September 30, 1999 and $7,000 at June 30, 1999                              1,776,644        1,251,581
     Notes receivable                                                                              44,979          249,979
                                                                                   ----------------------------------------
          Total current assets                                                                  2,418,524        2,385,504

Property and equipment, less accumulated depreciation                                           4,752,856        4,888,163
Investment in MCC                                                                               2,400,000        2,400,000
Other assets                                                                                      379,539          328,394
                                                                                   ----------------------------------------
          Total assets                                                                      $   9,950,919      $10,002,061
                                                                                   ========================================

Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                                                  $   2,926,602      $ 2,160,839
     Note payable - officer                                                                        80,000                -
     Current portion of capitalized lease obligations                                             437,872          426,356
                                                                                   ----------------------------------------
          Total current liabilities                                                             3,444,474        2,587,195

     Long-term portion of capitalized lease obligations                                           935,497          847,334
                                                                                   ----------------------------------------
          Total liabilities                                                                     4,379,971        3,434,529

Commitment and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                                -                -
     Common  stock,  $0.0001 par value,  authorized  50 million  shares issued -
     20,048,582 and 20,186,462 at
     September 30, and June 30,1999,  respectively                                                  2,004            2,018
     Additional paid-in capital                                                                67,392,509       67,737,195
     Accumulated deficit                                                                      (61,314,890)     (60,339,393)
     Treasury stock - at cost, 1,875,000 shares                                                  (164,175)        (164,175)
     Stock subscriptions receivable                                                                     -         (344,700)
     Accumulated comprehensive income (loss)                                                     (344,500)        (323,413)
                                                                                   ----------------------------------------
          Total stockholders' equity                                                            5,570,948        6,567,532
                                                                                   ----------------------------------------
Total liabilities and stockholders' equity                                                  $   9,950,919      $10,002,061
                                                                                   ========================================

See accompanying notes to consolidated financial statements.


              VDC COMMUNICATIONS, INC. AND SUBSIDARIES CONSOLIDATED
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
          -----------------------------------------------------------

                                                                        Three Months ended
                                                                            September 30,
                                                                      1999                1998
                                                                      ----                ----

Revenue                                                          $  2,312,197       $     201,394

Operating Expenses

  Costs of services                                                 2,598,857             341,421
  Selling, general and administrative expenses                        712,436           1,025,246
  Non-cash compensation expense                                             -          16,146,000
                                                                    ---------          ----------

     Total operating expenses                                       3,311,293          17,512,667
                                                                    ---------          ----------

Operating loss                                                       (999,096)        (17,311,273)

Other income (expense):
  Loss on note restructuring                                                -            (400,000)
  Other income (expense)                                               23,599              89,142
                                                                       ------              ------
     Total other income (expense)                                      23,599            (310,858)

Net loss                                                             (975,497)        (17,622,131)
                                                                     --------         -----------

Other comprehensive income (loss), net of tax:
     Unrealized (loss) on marketable securities                       (21,087)           (338,938)
                                                                      -------            --------

Comprehensive loss                                               $   (996,584)        (17,961,069)
                                                                 ============         ===========

Net loss per common share - basic and diluted                    $      (0.05)      $       (1.01)
                                                                 ------------       -------------
Weighted average number of shares outstanding                      18,173,582          17,429,618
                                                                   ----------          ----------

See accompanying notes to consolidated financial statements.


                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                             Three Months ended
                                                                                September 30,
                                                                            1999             1998
                                                                            ----             ----

Cash flows from operating activities:
     Net loss                                                           $ (975,497)     $(17,622,131)
     Adjustments to reconcile net loss to net cash
     Provided by operating activities:
     Depreciation and amortization                                         272,122           102,836
     Non-cash compensation expense                                               -        16,146,000
     Loss on note restructuring                                                  -           400,000
     Provision for doubtful accounts                                       100,244                 -
Changes in operating assets and liabilities:
     Restricted cash                                                       165,905          (400,000)
     Accounts receivable                                                  (625,307)         (103,699)
     Other assets                                                          (51,145)         (107,090)
     Accounts payable and accrued expenses                                 765,763         1,359,517
                                                                           -------         ---------
     Net cash used in operating activities                                (347,915)         (224,567)

Cash flows from investing activities:
     Proceeds from return of escrow in connection
     with the investment in MCC                                                  -           192,752
     Payment for purchase of  subsidiary                                         -          (589,169)
     Proceeds from repayment of notes receivable                           205,000           300,000
     Refund of fixed asset acquisition                                     210,018                 -
     Fixed asset acquisition                                               (97,498)       (2,295,822)
                                                                           -------        ----------
     Net cash flows provided by (used) in  investing activities            317,520        (2,392,239)

Cash flows from financing activities:
      Collections on stock subscription receivables                              -           917,076
      Proceeds from issuance of short-term debt                             80,000                 -
      Repayments on capital lease obligations                             (149,656)                -
                                                                          --------          --------
      Net cash flows (used) in provided by financing activities            (69,656)          917,076
                                                                           -------           -------
      Net (decrease) in cash and cash equivalents                         (100,051)       (1,699,730)
Cash and cash equivalents, beginning of period                             317,799         2,212,111
                                                                           -------         ---------
Cash and cash equivalents, end of period                                $  217,748      $    512,381
                                                                        ==========      ============

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       General

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000 ("Fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the Securities and Exchange Commission.

Certain prior-year amounts have been reclassified to conform to the Fiscal 2000 financial statement presentation.

Cost of services includes depreciation attributable to operating equipment of $258,222 during the three-months ended September 30, 1999. Selling, general and administrative expenses include depreciation of $13,900 and bad debt expense of $100,244 during the three-months ended September 30, 1999. Selling, general and administrative expenses include depreciation of $102,836 during the three-months ended September 30, 1998.

Loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per share calculation as their effect is anti-dilutive.

2.       Note Payable-Officer

In September 1999, the Chairman and CEO of the Company loaned the Company $80,000. The note bears interest at 8% per annum and is due in September 2000.

3.       Commitments and Contingencies

Litigation

In July 1999, a former customer filed suit against the Company asserting that the Company induced it to enter into an agreement through various purported misrepresentations. The suit alleges that, due to these purported misrepresentations and purported breaches of contract, the former customer has been unable to provide services to its customers. The relief sought includes monetary damages resulting from the purported breach of contract and the purported misrepresentations and the recovery of attorneys' fees. In the event that the former customer prevails, the Company could be liable for monetary damages in an amount that would have a material adverse effect on the Company's assets and operations.

The Company believes that the claims asserted are without merit and the Company will, if it is served with process, vigorously defend itself against them. In the opinion of management, based on the information that it presently possesses, the claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

4.       Subsequent Events

In October 1999, the Company sold 666,667 shares of its common stock to unrelated investors and 666,667 shares to an adult son of the Chief Executive Officer at $0.75 per share.

In October 1999, a condition for the release from escrow of 2 million shares of the Company's common stock to the seller of the investment in Metromedia China Corporation ("MCC"), which consists of 2 million shares of MCC common stock and warrants to purchase 4 million shares of MCC common stock at $4 per share, was satisfied. The shares will be released pursuant to a condition in a settlement agreement which provides for the release of the escrowed shares in the event that the Company's stock price closed below $5.00 for 40 trading days during the 120 consecutive trading days subsequent to August 31, 1999. For financial statement purposes, the shares became issued and outstanding in October 1999.

In light of the substantial decline in market price of the Company's common stock, the Board of Directors believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 1999, the Board of Directors approved an option repricing program under which options to acquire shares of common stock that were originally issued with exercise prices above $1.25 per share were reissued with an exercise price of $1.25 per share, the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. Options to purchase 757,500 shares of Company common stock were affected by the repricing program including options to purchase 567,500 shares of common stock issued under the Company's 1998 Stock Incentive Plan, as amended (the "Plan") and options to purchase 190,000 shares of common stock issued outside of the Plan.

An accounting pronouncement is expected to be issued regarding how to account for a change to the exercise price or the number of shares of a stock option that was being accounted for as a fixed award (that is, option repricing). The pronouncement is expected to be effective upon issuance (expected to be in the spring of 2000) but generally would cover events that occur after December 15, 1998. It is anticipated that the pronouncement will require a charge to operations for the difference between the market price of the Company's stock and the exercise price of unexercised, outstanding stock options at the end of each reporting period.

5.       Supplemental Disclosure of Cash Flow Information

For purposes of the statement of cash flows, the Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.


                                                                                 Three-months ended September 30,
                                                                                  1999                     1998
                                                                                  ----                     ----
   cash paid during the quarter for:
interest                                                                         $38,558                       $-
   schedule of non-cash investing and financing activities:
equipment acquired through capital lease obligation                                    -                        -
equipment exchanged for note                                                           -                  192,379
   acquisition of subsidiary:
fair value of assets acquired                                                          -                1,290,044
common stock issued                                                                    -                  700,875
                                                                                                          -------
cash paid                                                                             $-                 $589,169
                                                                                                         --------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to secure the various international licenses, approvals and other authorizations needed to commence operations in foreign countries; (ii) the Company's ability to otherwise develop and implement certain segments of its intended business that are subject to normal start-up risks and uncertainties; (iii) the Company's ability to secure sufficient financing in order to fund its proposed operations;
(iv) inherent regulatory, licensing and political risks associated with operations in foreign countries; (v) the Company's dependence on certain key personnel; and (vi) competitive and other market conditions that may adversely affect the scope of the Company's operations. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission including Amendment No. 1 to a Registration Statement on
Form S-1 (Registration Number 333-80107). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

GENERAL

VDC Communications, Inc. (referred to herein as the "Company," or "we") owns telecommunications equipment and lease telecommunications lines to provide domestic and international long distance telecommunications services. In addition, we connect to other telephone companies and resell their services to destinations where we do not own equipment or lease lines. Our customers are other long distance telephone companies that resell our services to their retail customers or other telecommunications companies. In the future, we anticipate offering our services directly to retail customers in addition to our current wholesale customers. We currently employ digital switching and transmission technology. This equipment, located in New York and Los Angeles comprises our operating facilities. Our facilities and industry agreements allow us to provide voice and facsimile telecommunications services to most countries in the world.

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

We began the development of our long-distance telecommunications business on March 6, 1998 and have since developed our infrastructure and industry relations. During pre-operating phases we focused upon: fund raising; developing a strategic business plan; purchasing telecommunications switches; developing corporate infrastructure; and developing and commencing marketing programs. Effectively, operations began when our telecommunications network was activated and our marketing efforts commenced in January 1999. Since then we have had modest success generating traffic over our infrastructure.

We earn revenue from three sources. The main source is from our domestic and international telecommunications long distance services which is earned based on the number of minutes billable to our customers, which are other telephone companies. These minutes are generally billed on a monthly basis. Bills are generally due within three to thirty days. Our second source of revenues is derived from the rental of space and telecommunications equipment at our telecommunications facilities and telecommunications circuits to other telephone companies. This revenue is generated and billed on a month-to-month basis. Additionally, we derive minimal revenues from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is also generated and billed on a month-to-month basis.

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

We use other telecommunications companies' services in the same manner that they use ours. Therefore, our costs include significant payments to other telecommunications companies, including variable per minute costs for them to provide voice and facsimile services to us, which we resell to our customers. In addition, our costs of services include:

         (4)      circuit expenses,  the  allocable   personnel   and   overhead
                  associated  with  operations; and,

         (5) depreciation of telecommunications equipment. We depreciate long distance telecommunications equipment over a period of five years.

Our costs also include selling, general, and administrative expenses ("SG&A"). SG&A consists primarily of personnel costs, professional fees, travel, office rental and business development related costs. We incur costs associated with international market research and due diligence regarding potential projects inside and outside of the U.S.

We are the successor to our former parent, VDC Corporation Ltd., a Bermuda company ("VDC Bermuda") by virtue of a domestication merger. On November 6, 1998, VDC Bermuda merged with and into the Company (the "Domestication Merger"). The effect of the Domestication Merger was that members/stockholders of VDC Bermuda became stockholders of the Company. The primary reason for the Domestication Merger was to reorganize VDC Bermuda as a publicly traded United States corporation domesticated in the State of Delaware.

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998, when the Company (then a wholly-owned subsidiary of VDC Bermuda) acquired Sky King Communications, Inc., a Connecticut corporation ("Sky King Connecticut") by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was the acquirer for accounting purposes.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues: Total revenues in the three months ended September 30, 1999 ("Current Period") increased to approximately $2.3 million from approximately $201,000 for the three months ended September 30, 1998 ("Prior Period"). Revenue of approximately $2.1 million was generated during the Current Period by the transmission of approximately 10.3 million minutes of telecommunications traffic domestically and internationally ("Long Distance Revenue"). We also generated revenue of approximately $200,000 from the rental of space and telecommunications equipment at our telecommunications facilities and approximately $33,000 from site tower management. Revenue of approximately $149,000 was generated during the Prior Period by the transmission of approximately 434,000 minutes of telecommunications traffic internationally. We also generated revenue of $30,000 from telecommunications consulting services and approximately $22,000 from site tower management during the Prior Period. The average Long Distance Revenue per minute decreased to $0.204 in the Current Period from $0.343 in the Prior Period. Current Period Long Distance Revenues were generated from carrying traffic worldwide, whereas in the Prior Period, Long Distance Revenue was generated exclusively from a direct route into Central America.

Costs of Services: Costs of services in the Current Period increased to approximately $2.6 million from approximately $341,000 in the Prior Period. This increase is due to increased domestic and international minutes of telecommunications traffic which we purchased from other long distance carriers and increased operational expenses including salaries, depreciation, and circuit costs. Costs of services as a percentage of revenues decreased from 170% in the Prior Period to 112% in the Current Period. The decrease was mostly attributable to improved rates on costs of carriage for international telecommunications traffic.

Selling, general & administrative expenses ("SG&A"): SG&A expenses decreased to approximately $712,000 in the Current Period from approximately $1.0 million in the Prior Period. This decrease was primarily the result of reductions in personnel costs and professional fees. Current Period personnel expenses have been reduced as a part of cost-cutting measures implemented to increase overall efficiencies. Prior period professional fees included legal and accounting expenses associated with the redeployment of the Company's assets.

Non-cash Compensation Expense: Non-cash compensation charge was $0 for the three months ended September 30, 1999 compared to approximately $16.1 million for the Prior Period. During the three-months ended September 30, 1998, 3.9 million shares of a former series of preferred stock (the "Preferred Stock"), were released from escrow based upon the achievement of performance criteria which included the deployment of telecommunications equipment in service areas with an aggregate population of greater than 3.9 million people. Of the 3.9 million shares of Preferred Stock released, 2.7 million shares were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children, and an employee. The non-cash expense reflected on the Company's financial statements was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of the Company's common stock on the date of release.

Other income (expense): Other income (expense) was approximately $23,600 for the three months ended September 30, 1999 compared with approximately $(311,000) for the Prior Period. Other income was mostly due to an overestimation of prior year reserves for professional fees offset by interest expense incurred on capital lease obligations. Other (expense) in the Prior Period was due to a $400,000 loss on note restructuring offset by approximately $89,000 in interest and dividend income on notes receivable and cash on hand.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 1999, our auditors raised the issue that we may not be able to continue as a going concern as a result of a lack of profits. A significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of revenue that may occur as a result of such programs. As a result, our liquidity and capital resources have diminished significantly.

An inability to generate cash within the short term could adversely affect our operations and plans for future growth. To address these issues, we have: (i) introduced certain cost-cutting measures such as reductions in personnel, certain circuit expenses and general corporate overhead; (ii) raised $1,000,000 in an October 1999 private placement; and (iii) borrowed $80,000 in September 1999 from an officer of the Company. In addition, two executive officers, Robert
E. Warner and William H. Zimmerling, resigned in October 1999, further reducing expenses. In addition, we may implement further cost-cutting measures in the short term.

In connection with a recent cost-benefit analysis we ascertained that our Denver switch would continue to operate at a loss. As a result, we have deactivated this switch. We are currently considering strategic alternatives, including but not limited to: (i) the sale of the switch; or (ii) the redeployment of the switch.

We anticipate that we will continue to operate at a cash loss in the short term. We anticipate that recent cost-cutting measures and the funds recently raised should be sufficient to sustain us in the short term. In the long term, however, we need to increase our revenues and gross profit through: (i) the initiation of services for new customers and/or increased capacity available to existing customers and additional utilization thereof by these customers; and (ii) the development and operation of direct telecommunications route(s). There are no assurances, however, that these long term objectives will transpire.

In order to meet these long term objectives, we believe we have developed a network that provides competitive telecommunications services. We will continue to operate and market the network to build our customer base. Additionally, we will pursue new opportunities in the domestic and international telecommunications industry through: (i) reinvestment of future profits, if any; and/or (ii) mergers and acquisitions.

We are currently contemplating capital expenditures of approximately $200,000 during Fiscal 2000. The capital expenditures represent telecommunications equipment that could potentially be located in foreign countries. We expect to fund these purchases through debt and/or equity financing and cash flow from operations, if any.

Net cash used in operating activities was approximately $348,000 for the quarter ended September 30, 1999. We collected approximately $1.8 million from customers while paying approximately $2.1 million to carriers, other vendors and employees. Net cash used by operating activities was approximately $225,000 for the Prior Period. We collected approximately $98,000 from customers and approximately $132,000 in interest and dividends, while paying approximately $454,000 to vendors and employees.

Net cash provided by investing activities was approximately $318,000 for the quarter ended September 30, 1999. Cash flows provided by investing activities included the collection of notes receivable and a sales tax refund on previously acquired switching equipment. Cash was used for fixed asset acquisitions. Net cash used by investing activities was approximately $2.4 million for the Prior Period. This was the result of fixed asset acquisitions and the acquisition of a subsidiary net of collections on notes receivable and proceeds from the return of escrow in connection with the Company's investment in MCC.

Cash used in financing activities was approximately $70,000 for the quarter ended September 30, 1999. This reflects repayments of capital lease obligations less proceeds from the issuance of short-term debt. Proceeds provided by financing activities of approximately $917,000 for the Prior Period were from the collection of stock subscription receivables.

We are currently funding operations through existing cash and accounts receivable collections. We do not know how long it will take before we will be able to operate profitably and, therefore, sustain our business without outside funding.

ACQUISITIONS

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

INVESTMENT IN MCC

We own 2.0 million shares and warrants to purchase 4.0 million shares of MCC common stock, a private telecommunications company. We have held this asset for over one year. We originally valued the asset based on the value of our shares and cash exchanged for the investment. Our current financial position does not allow us to exercise the warrants without the liquidity of a public market for

MCC stock. Therefore, in performing a review for current recoverability of our investment, we have not attributed a value to the warrants.

MCC has been operating joint ventures in China. Metromedia International Group ("MMG") is the majority owner of MCC. Currently, legal restrictions in China prohibit foreign ownership and operations in the telecommunications sector. MCC's investments in joint ventures have been made through a structure known as Sino-Sino-Foreign ("SSF") joint venture. This has been a widely used method for foreign investment in the Chinese telecommunications industry. The SSF venturer, in this case MCC, is a provider of telecommunications equipment, financing and technical services to telecommunications operators and not a direct provider of telephony service. The joint ventures invest in telecommunications system construction and development networks being undertaken by the local partner, China Unicom. The completed systems are operated by China Unicom. MCC has received payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice, consulting and other services.

Based on MMG's Form 10-Q for its quarter ended June 30, 1999 (the "June 10-Q"), two of the four joint ventures (the one Ningbo Ya Mei Telecommunications Co., Ltd. and the other Ningbo Ya Lian Telecommunications, Co., Ltd.) were notified by China Unicom that the supervisory department of the Chinese government had requested that China Unicom terminate the projects. The notification requested that negotiations begin immediately regarding the amounts to be paid to the joint ventures, including return of investment made and appropriate compensation and other matters related to winding up the Ningbo joint ventures' activities as a result of this notice. Negotiations regarding the termination have begun. The content of the negotiations includes determining the investment principal of the joint ventures, appropriate compensation and other matters related to termination of contracts. MCC has not announced, and may not know, the amount of compensation the joint ventures will receive. While MCC has not announced that it has received notification regarding the termination of its other two joint ventures (the one Sichuan Tai Li Feng Telecommunications Co., Ltd. and the other Chongqing Tai Le Feng Telecommunications Co., Ltd.), the majority owner, MMG, expects that these will also be the subject of project termination negotiations. MMG has disclosed in its June 10-Q that depending on the amount of compensation it receives, it will record a non-cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid.

MMG has represented to us that it owns approximately 33 million MCC shares, or 56% (33 million/59 million shares). As such, our 2 million shares represents approximately a 3.4% interest (2 million/59 million shares).

We are currently carrying our interest in MCC at $2.4 million, an amount relative to MMG's carrying amount, excluding MMG's goodwill attributable to the investment in MCC. During Fiscal 1999, we wrote down our investment in MCC $21.3 million. Given the uncertainty regarding the outcome of the negotiations of the project terminations, it is reasonably possible that our investment in MCC could be reduced further in the near term.

Additionally, 2 million shares of Company common stock will be released from escrow to the seller of the MCC shares and warrants in connection with the satisfaction of a condition in a settlement agreement pursuant to which those shares were escrowed. The additional shares are to be released because the Company's stock closed below $5.00 per share during 40 trading days during the 120 consecutive trading days subsequent to August 31, 1999.

THE YEAR 2000 READINESS DISCLOSURE

We are continuing to evaluate the year 2000 readiness of our computer systems, software applications and telecommunications equipment. We are sending year 2000 compliance inquiries to certain third parties (i.e. vendors, customers, outside contractors) with whom we have a relationship. These inquiries include, among other things, requests to provide documentation regarding the third party's year 2000 programs, and questions regarding how the third party specifically examined the year 2000 effect on their computers and what remedial actions will be taken with regard to these problems.

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

Currently, through our discovery process, we have identified and remedied $84,000 worth of expenditures associated with updating our systems to be compliant with the year 2000. However, we expect to find additional expenses pending the finalization of our year 2000 investigation. We have not made an estimate of what those additional expenditures might be. Although, we do expect they will be less than the initial $84,000. We believe there is significant risk in that carriers in other countries with whom we may do business may not be year 2000 compliant, possibly having an adverse impact upon our ability to transmit or terminate telecommunications traffic and therefore, a material adverse effect on business financial condition and results.

We believe that the most reasonably likely worst case scenario resulting from the century change could be the inability to route telecommunications traffic at market rates to desired locations for an indeterminable period of time, which could have a material adverse effect on our results of operations and liquidity. In order to handle our perceived worst case scenario, we believe we would have to test alternative routing options and possibly re-route significant amounts of telecommunications traffic. Re-routing to certain destinations may not be readily available. We do not currently have a completed contingency plan. However, we anticipate having our year 2000 compliance procedures completed prior to the end of calendar 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since our long-term debt obligations are at fixed rates. Our primary debt is in the form of long term equipment leases. We may be exposed to interest rate risk, as additional financing may be required due to the operating losses and capital expenditures associated with establishing and expanding our facilities. The interest rate that we will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. We do not currently anticipate entering into interest rate swap and/or similar instruments.

The Company's carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and marketable securities-available for sale are a reasonable approximation of their fair value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Worldstar Suit

On or about July 30, 1999, Worldstar Communications Corporation ("Worldstar") commenced an action in the Supreme Court of New York entitled Worldstar Communications Corporation v. Lindemann Capital L.P., Activated Communications, L.P., Marc Graubart, Michael Mazzone, VDC Corporation and ING Baring Furman Selz, LLC (Index No. 603621/99) (the "Action"). Worldstar asserts in the Action that, under the terms of a purported joint venture arrangement with Lindemann Capital LP ("Lindemann") and Activated Communications, LP ("Activated"), Worldstar acquired certain rights to share in the profits and ownership of a telecommunications project in Nicaragua (the "Nicaraguan Project") owned by
Masatepe Comunicaciones S.A., a Nicaraguan company ("Masacom"). Masatepe Communications U.S.A., L.L.C. ("Masatepe"), which owns a 49% equity interest in Masacom, was acquired by the Company and is now a wholly-owned subsidiary of the Company. The relief sought by Worldstar includes: (1) monetary damages arising out of purported interference with Worldstar's profit participation and ownership in the Nicaraguan Project; and (2) a declaratory judgment that among other things: (a) Worldstar is entitled to share in the profits and ownership of the Nicaraguan Project; and (b) the transaction pursuant to which the Company acquired an interest in the Nicaraguan Project was void.

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

The Company does not believe that the claims asserted in the StarCom Action are either meritorious or will have a material adverse effect on the Company's assets or operations. To date, despite the fact that the StarCom Action was filed approximately four months ago, opposing counsel in the StarCom Action has refused to have the Company served with process. Moreover, opposing counsel filed a Motion to Withdraw as Attorney in Charge of the StarCom Action. In the event that the Company is served in the StarCom Action, it intends to vigorously defend itself.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In October 1999, the Company sold 1,333,334 shares of Company common stock to accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, as follows:


                    Shareholder                                                 Number of Shares    Consideration ($)
                    -----------                                                 ----------------    -----------------
                    Adase Partners, L.P.                                              140,000            105,000.00
                    The Lucien I. Levy Revocable Living Trust                          10,000              7,500.00
                    Frederick W. Moran (1)                                            666,667            500,000.25
                    Merl Trust                                                         28,000             21,000.00
                    O.T. Finance, SA                                                   22,000             16,500.00
                    Alan B. Snyder                                                    266,667            200,000.25
                    Eric M. Zachs                                                     200,000            150,000.00
                                                                                      -------            ----------
                    Total                                                           1,333,334          1,000,000.50

(1)      An adult son of Frederick A. Moran.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Item not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Item not applicable.


ITEM 5. OTHER INFORMATION

Item not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


      Exhibit No.                                   Description                                 Method of Filing
      -----------                                   -----------                                 ----------------

           10.1           1998 Stock Incentive Plan, as Amended                                        (1)

           10.2           Settlement,  Release and  Separation  Agreement by and among VDC             (1)
                          Communications,  Inc. and William H.  Zimmerling,  dated October
                          1, 1999

           10.3           Settlement,  Release and  Separation  Agreement by and among VDC             (1)
                          Communications,  Inc.  and Robert E. Warner,  dated  October 18,
                          1999


           10.4           Form of Non-Qualified Stock Option Agreement                                 (1)

           10.5           Incentive Stock Option Agreement  between Frederick A. Moran and             (1)
                          VDC Communications, Inc., dated October 1, 1999

           10.6           Form of Incentive Stock Option Agreement                                     (1)

           10.7           Form of Incentive Stock Option Agreement                                     (1)

           10.8           Form of Securities Purchase Agreement for October 1999                       (1)

           10.9           Form of Registration Rights Agreement for October 1999                       (1)

           27.1           Financial Data Schedule                                                      (2)


(1) Filed as an Exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on November 8, 1999, and incorporated by reference herein.

(2)      Filed herewith.


         (b)      Reports on Form 8-K

         Item not applicable.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VDC COMMUNICATIONS, INC.


By:/s/   Frederick A. Moran                            Dated:  November 15, 1999
   -------------------------------------------
         Frederick A. Moran
         Chairman, Chief Executive Officer,
         Chief Financial Officer and Director


                                  EXHIBIT INDEX
    Exhibit Number                                               Page Number in
    (Referenced to                                                 Rule 0-3(b)
      Item 601 of                                                  Sequential
       Reg. S-K                                                Numbering System
                                                               Where Exhibit Can
                                                                    Be Found


27.1                      Financial Data Schedule
