Form 10-Q
period 1999-12-31
VDC COMMUNICATIONS INC
filed 2000-02-10
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ To ________

                            VDC COMMUNICATIONS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                      001-14281                  061524454
         --------                      ---------                  ---------
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

As of February 8, 2000, the number of shares of registrant's common stock, par value $.0001 per share, outstanding was 21,506,919.


                            VDC COMMUNICATIONS, INC.

                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION                                                                      PAGE
         ---------------------                                                                      ----

                  Item 1.      Consolidated balance sheets as of  June 30, 1999
                               And December 31, 1999                                                   3

                               Consolidated statements of operations and
                               comprehensive loss for the three and six month
                               periods ended December 31, 1998 and 1999                                4

                               Consolidated statements of cash flows for the
                               six months ended  December 31, 1998 and 1999                            5

                               Notes to consolidated financial statements                            6-9


                  Item 2.      Management's discussion and analysis of financial
                               condition and results of operations                                  9-17


                  Item 3.      Quantitative and qualitative disclosures about
                               market risk                                                         17-18


PART II  OTHER INFORMATION
         -----------------

                  Item 1.      Legal Proceedings                                                      18


                  Item 2.      Changes in Securities and Use of Proceeds                              18


                  Item 3.      Defaults Upon Senior Securities                                        18


                  Item 4.      Submission of Matters to a Vote of Security Holders                 18-19


                  Item 5.      Other Information                                                      19


                  Item 6.      Exhibits and Reports on Form 8-K                                    19-20


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31, 1999  June 30, 1999
                                                                         -----------------  -------------
                                                                            (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                  $ 1,312,534      $ 317,799
     Restricted cash                                                                      -        475,770
     Marketable securities                                                           57,238         90,375
     Accounts receivable, net of allowance for doubtful accounts
      of $261,502 and at December 31, 1999 and $7,000 at June 30, 1999            1,402,099      1,251,581
     Notes receivable                                                                     -        249,979
     Prepaid and other                                                              177,948              0
                                                                                    -------              -
          Total current assets                                                    2,949,819      2,385,504

Property and equipment, less accumulated depreciation                             3,922,206      4,888,163
Investment in MCC                                                                 2,400,000      2,400,000
Other assets                                                                        344,886        328,394
                                                                                    -------        -------
          Total assets                                                          $ 9,616,911    $10,002,061
                                                                                ===========    ===========

Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                                      $ 2,828,843    $ 2,160,839
     Note payable - officer                                                          80,000              -
     Current portion of capitalized lease obligations                               227,553        426,356
                                                                                    -------        -------
          Total current liabilities                                               3,136,396      2,587,195

     Long-term portion of capitalized lease obligations                             613,107        847,334
                                                                                    -------        -------
          Total liabilities                                                       3,749,503      3,434,529

Commitment and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                  -              -
     Common stock, $0.0001 par value, authorized 50 million shares issued - 21,506,917 and 18,311,462 at
     December 31, and June 30,1999,  respectively                                     2,338          2,018
     Additional paid-in capital                                                  68,392,376     67,737,195
     Accumulated deficit                                                        (62,006,581)   (60,339,393)
     Treasury stock - at cost, 1,875,000 shares                                    (164,175)      (164,175)
     Stock subscriptions receivable                                                       -       (344,700)
     Accumulated comprehensive income (loss)                                       (356,550)      (323,413)
                                                                                   --------       --------
          Total stockholders' equity                                              5,867,408      6,567,532
                                                                                  ---------      ---------
Total liabilities and stockholders' equity                                      $ 9,616,911    $10,002,061
                                                                                ===========    ===========


See accompanying notes to consolidated financial statements.

      VDC COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF
                 OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

                                                     Three Months ended                 Six-months ended
                                                         December 31,                       December 31,
                                                    1999             1998              1999             1998
                                                    ----             ----              ----             ----

Revenue                                         $ 2,204,166   $   527,567       $   4,516,363   $    728,961

Operating Expenses:

  Costs of services                               2,277,437       944,365           4,876,294      1,285,786
  Selling, general and administrative expenses      572,271       950,947           1,284,707      1,976,193
  Non-cash compensation expense                           -             -                   -     16,146,000
                                                --------------------------------------------------------------
     Total operating expenses                     2,849,708     1,895,312           6,161,001     19,407,979
                                                --------------------------------------------------------------
Operating loss                                     (645,542)   (1,367,745)         (1,644,638)   (18,679,018)

Other income (expense):

  Loss on note restructuring                              -    (1,198,425)                  -     (1,598,425)
  Other income (expense)                            (46,149)     (161,752)            (22,550)       (72,610)
                                                --------------------------------------------------------------
    Total other income (expense)                    (46,149)   (1,360,177)            (22,550)    (1,671,035)

equity in loss of affiliate                               -      (363,268)                  -       (363,268)


Net loss                                           (691,691)   (3,091,190)         (1,667,188)   (20,713,321)
                                                --------------------------------------------------------------
Other comprehensive (loss), net of tax:
     Unrealized (loss) on marketable securities     (12,050)      (57,237)            (33,137)      (396,175)
                                                --------------------------------------------------------------
Comprehensive loss                              $  (703,741)   (3,148,427)         (1,700,325)   (21,109,496)
                                                ==============================================================
Net loss per common share - basic and diluted   $     (0.03)   $    (0.17)      $       (0.09)  $      (1.15)
                                                --------------------------------------------------------------
Weighted average number of shares outstanding    20,580,990    18,420,158          19,377,286     17,984,119
                                                --------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six-months ended
                                                                                    December 31,
                                                                                1999          1998
                                                                                ----          ----

Cash flows from operating activities:
     Net loss                                                              $ (1,667,188)  $(20,713,321)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                                              527,141        343,713
     Non-cash compensation expense                                                    -     16,146,000
     Equity in losses of affiliate                                                    -        363,268
     Gain on disposal of fixed asset                                            (54,878)
     Loss on note restructuring                                                       -      1,598,425
     Provision for doubtful accounts                                            254,502              -
Changes in operating assets and liabilities:
     Resticted cash                                                             475,770       (406,720)
     Accounts receivable                                                       (405,020)      (152,709)
     Other assets                                                                 5,560        198,077
     Accounts payable and accrued expenses                                      458,996        664,303
                                                                           --------------------------------
       Net cash used by operating activities                                   (405,117)    (1,958,964)

Cash flows from investing activities:
     Proceeds from return of escrow in connection
     with the investment in MCC                                                       -      1,019,762
     Payment for purchase of  subsidiary                                              -       (589,169)
     Investment in affiliate                                                          -       (424,800)
     Proceeds from repayment of notes receivable                                249,979        526,587
     Refund of fixed asset acquisition                                          210,018              -
     Fixed asset acquisition                                                   (105,296)    (1,899,002)
                                                                           --------------------------------
       Net cash flows provided by (used) in  investing activities               354,701     (1,366,622)

Cash flows from financing activities:
      Proceeds from issuance of common stock                                  1,000,000        888,701
      Collections on stock subscription receivables                                   -        917,076
      Repayment of note payable                                                       -        (65,000)
      Proceeds from issuance of short-term debt                                  80,000              -
      Repayments on capital lease obligations                                   (34,849)             -
                                                                           --------------------------------
        Net cash flows provided by financing activities                       1,045,151      1,740,777
                                                                           --------------------------------
    Net increase (decrease) in cash and cash equivalents                        994,735     (1,584,809)
Cash and cash equivalents, beginning of period                                  317,799      2,212,111
                                                                           --------------------------------
Cash and cash equivalents, end of period                                    $ 1,312,534      $ 627,302
                                                                           ================================

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       General

These consolidated financial statements for the three and six month periods ended December 31, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VDC Communications, Inc. and its subsidiaries (collectively, "VDC" or the "Company") as of and for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended June 30, 1999 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month period ended September 30, 1999 included in the Company's Form 10-Q for the quarter then ended as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at December 31, 1999, the results of its operations for the three and six month periods ended December 31, 1999 and 1998 and its cash flows for the six months ended December 31, 1999 and 1998. The results of operations for the three and six month periods ended December 31, 1999 may not be indicative of the results expected for any succeeding quarter or for the entire year ending June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the year ended June 30, 2000 financial statement presentation.

Cost of services includes depreciation attributable to operating equipment of $225,135 and $483,357 during the three and six-months ended December 31, 1999, respectively. Selling, general and administrative expenses include depreciation of $29,877 and $43,784 and bad debt expense of $154,258 and $254,502 during the three and six-months ended December 31, 1999, respectively. Cost of services includes depreciation attributable to operating equipment of $87,236 during the three and six-months ended December 31, 1998. Selling, general and administrative expenses include depreciation and amortization of $153,641 and $256,477 during the three and six-months ended December 31, 1998, respectively.

Loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per share calculation as their effect is anti-dilutive.

2.       Capital Transactions

In October 1999, the Company sold 666,667 shares of common stock to unrelated investors and 666,667 shares to an adult son of the Company's Chief Executive Officer at $0.75 per share.

In October 1999, a condition for the release from escrow of 2 million shares of the Company's common stock to the seller of the Company's investment in Metromedia China Corporation ("MCC") was satisfied. The condition provided for the release of the escrowed shares in the event that the Company's stock price closed below $5.00 for 40 trading days during the 120 consecutive trading days subsequent to August 31, 1999. For financial statement purposes, the shares became issued and outstanding in October 1999. Since the Company had previously determined the value of its investment in MCC to be $2.4 million under FASB No. 121, the issuance of the 2 million Company shares was charged to operations for the par value of the shares (i.e. $200).

3.       Option Repricing

In light of the decline in market price of the Company's common stock as of October 1999, the Board of Directors believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 1999, the Board of Directors approved an option repricing program under which options to acquire shares of common stock that were originally issued with exercise prices above $1.25 per share were reissued with an exercise price of $1.25 per share, the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. Options to purchase 757,500 shares of Company common stock were affected by the repricing program including options to purchase 567,500 shares of common stock issued under the Company's 1998 Stock Incentive Plan, as amended (the "Plan") and options to purchase 190,000 shares of common stock issued outside of the Plan.

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

4.       Investment in MCC

MCC operated telecommunications joint ventures in China under the direction of its majority owner, Metromedia International Group ("MMG"). The joint ventures invested in telephony system construction and development networks being undertaken by the local partner, China Unicom. The completed systems are operated by China Unicom.

VDC  is  a  passive   minority   shareholder   of  MCC.  As  such,  we  make  no
representations regarding the accuracy of the information publicly provided by MMG, from which the following summary is derived:

         In December 1999, MMG announced that its MCC joint ventures had executed definitive agreements with China Unicom setting forth terms for the termination of all cooperation projects undertaken between the joint ventures and China Unicom. MMG anticipates that MCC will ultimately receive approximately $90 million (at December 1999 exchange rates) and other distributions after the termination of the joint ventures' cooperative projects. MMG cannot currently determine the ultimate amount and time of payments that it will receive from MCC after termination of the joint ventures' cooperation with China Unicom. In addition, MMG made no assurances that it will be able to convert or repatriate in full any amount received as a result of the settlement with China Unicom or the dissolution of the joint ventures.

         MCC has interests in an Internet joint venture in China, Huaxia Metromedia Information Technology Co., Ltd. ("Huaxia"). Huaxia is not engaged in any cooperation with China Unicom and is not affected by the China Unicom project termination agreements. MCC intends to continue active development of Huaxia as well as to pursue additional joint ventures and other business opportunities in China's information industry sector.

5.       Note Payable-Officer

In September 1999, the Chairman and CEO loaned the Company $80,000. The note bears interest at 8% per annum and is due in September 2000.

6.       Other Matters

Approximately $1.1 million of the liabilities reflected in the Company's consolidated financial statements are attributable to a wholly-owned subsidiary of the Company (the "Subsidiary") and were accrued in connection with the Subsidiary's former operations. The Company has elected to reflect the potential liability within its financial statements despite the fact management has reason to believe that the Subsidiary may not be responsible for such potential liability and despite the fact that the Subsidiary has limited assets and would be unable to pay this liability if it were, in fact, liable for it. Moreover, due to the fact that the potential liability would be a liability of the Subsidiary, a separate legal entity, and not of VDC Communications, Inc., the parent company, management believes that the potential liability will not impact the assets of the parent or its subsidiaries, other than the Subsidiary.

7.       Commitments and Contingencies

Litigation

In July 1999, a former customer filed suit against the Company asserting various purported misrepresentations and various purported breaches of contract. The Company does not believe that the claims asserted are either meritorious or will have a material adverse effect on the Company's assets or operations.

8.       Supplemental Disclosure of Cash Flow Information

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                                                                                Six-months ended
                                                                                                   December 31,
                                                                                              1999              1998
                                                                                              ----              ----

Cash paid during the quarter for:
     interest                                                                               $82,259                $-

Schedule of non-cash investing and financing activities:
     Equipment acquired through capital lease obligation                                    249,335                 -
     Cancellation of stock subscription receivable                                          344,700                 -
     Common stock placed in escrow in connection with investment in MCC                           -        13,962,500
     Treasury stock acquired in exchange for subscription receivable                              -           164,175
     Equipment exchanged for note                                                                 -           192,379

Acquisition of subsidiary:
     Fair value of assets acquired                                                                -         1,290,044
     Common stock issued                                                                          -           700,875
                                                                                                              -------
     Cash paid                                                                                  $ -          $589,169
                                                                                                             --------

In December 1999, the Company sold a fixed asset with a carrying value of approximately $383,000. The consideration received was the assumption by the buyer of the related capital lease obligation of approximately $438,000. The difference has been recorded as a gain on the disposal of fixed assets.

The Company received a $200,000 credit from a vendor during the six-months ended December 31, 1999. The credit will be applied against future purchases. The Company has recorded the credit as other assets with a corresponding reduction in previously acquired long distance equipment from this vendor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Cautionary Statement for Purposes of
                       the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "could," and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to operate profitably; (ii) the Company's ability to secure sufficient financing in order to fund its operations; (iii) competitive and other market conditions that may adversely affect the scope of the Company's operations (iv) inherent regulatory, licensing and political risks associated with operations in foreign countries; (v) the Company's dependence on certain key personnel; and (vi) the Company's revenue dependence on a few customers. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission ("SEC") including Amendment No. 1 to a Registration Statement on Form S-1 (No. 333-80107). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

VDC Communications, Inc. (referred to herein as the "Company," or "we") owns telecommunications switching and ancillary equipment, leases telecommunications lines and interconnects a global network of carriers and customers providing domestic and international long distance telecommunications services. Our customers are other long distance telephone companies that resell our services to their retail customers or other telecommunications companies. In the future, we anticipate offering our services directly to retail customers in addition to our current wholesale customers. We currently employ digital switching and transmission technology. This equipment, located in New York and Los Angeles comprises our operating facilities.

We believe the telecommunications industry is attractive given its current size and future growth potential. Furthermore, we believe the international telecommunications market provides greater opportunity for growth than the domestic market, due to the relatively limited capacity in certain markets and potentially greater gross margin per minute of traffic. Our objective is to become an international telecommunications company with strategic assets and transmission capability in many attractive markets worldwide. We currently provide competitive transmission capability worldwide. We constantly strive to increase our competitiveness while maintaining quality and are exploring strategies to develop our international asset base. Our current facilities are sufficient to handle significantly more traffic than we are currently experiencing.

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

During the quarter ended December 31, 1999, we continued to build our network and customer relations. In addition, we formed a Voice over Internet Protocol ("VoIP") Strategic Development Team to do market analysis and make strategic recommendations to the Board of Directors on partners, technologies and acquisition targets that complement the core VDC business.

Additionally, in the quarter ended December 31, 1999, several significant events occurred including:

     - One of our largest customers significantly increased its capacity connecting to our New York Switch.

     - Warrants to purchase approximately 938,000 shares of VDC common stock expired.

     - We completed a private placement of VDC common stock, which raised $1.0 million.

     - We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ("SEC"). The Registration Statement, which registers the potential sale of up to 9,939,245 shares of VDC common stock on behalf of certain VDC shareholders, was declared effective by the SEC in November 1999.

     - We held our Annual Meeting of Shareholders on December 10, 1999. Shareholders re-elected two board members, Mr. James Dittman and Dr. Hussein Elkholy, to second terms. Their terms last three years. Over 99% of the votes cast were in favor of their re-election.

     -   The VDC  Board of Directors  appointed three officers to new positions:
         Clayton Moran as Chief Financial Officer, Edwin Read as Vice President, Operations and Peter Zagres as Vice President, Sales and Buying.

     -   We ceased development of a direct  telecommunications  route into Asia.

     -   We   implemented  significant  cost-cutting  measures  as  more   fully
         described  in "Liquidity and Capital Resources."

We earn revenue from three sources. The main source is from domestic and international telecommunications long distance services which is earned based on the number of minutes billable to our customers, which are other telecommunications companies. These minutes are generally billed on a monthly basis. Bills are generally due within zero to thirty days. Our second source of revenues is derived from the rental of space and telecommunications equipment/circuits at our telecommunications facilities. This revenue is generated and billed on a month-to-month basis. Additionally, we derive minimal revenues from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is also generated and billed on a month-to-month basis.

Revenue derived through the per-minute transmission of voice and facsimile telecommunications traffic is normally in accordance with contracts with other telecommunications companies. These contracts are often for a year or more, but can generally be amended with a few days notice. Further, these contracts generally do not provide for a fixed volume of telecommunications traffic to be sent to us and, as such, the telecommunications traffic that any one customer sends to us during any given month can vary considerably. Occasionally, however, these contracts require payments to us if a customer does not send a fixed minimum amount of telecommunications traffic to us.

Costs of services is primarily comprised of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls that we send to them. The majority of our cost of service is variable, based on the number of minutes of use, with transmission and termination costs being our most significant expense. In addition, our costs of services include circuit expenses, the allocable personnel and overhead associated with operations, and depreciation of telecommunications equipment. We depreciate long distance telecommunications equipment over a period of five years.

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

Results of Operations

For the Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

Revenues: Total revenues in the three months ended December 31, 1999 ("Current Quarter") increased to approximately $2.2 million from approximately $528,000 for the three months ended December 31, 1998 ("Prior Period Quarter"). Revenue of approximately $1.7 million was generated during the Current Quarter by the transmission of approximately 8.1 million minutes of telecommunications traffic domestically and internationally ("Long Distance Revenue"). We also generated revenue of approximately $282,000 from the rental of space and telecommunications equipment at our telecommunications facilities, approximately $200,000 from contractually required payments from a customer due to its failure to provide a certain minimum level of telecommunications traffic, and approximately $30,000 from site tower management. Revenue of approximately $431,000 was generated during the Prior Period Quarter by the transmission of approximately 1.3 million minutes of telecommunications traffic internationally. We also generated revenue of approximately $60,000 from the rental of space and telecommunications equipment at our telecommunications facilities and approximately $24,000 from site tower management during the Prior Period Quarter. Current Quarter Long Distance Revenues were generated from carrying traffic worldwide, whereas in the Prior Period Quarter, Long Distance Revenue was generated exclusively from a direct route into Central America, a relatively high rate region of the world.

Costs of Services: Costs of services in the Current Quarter increased to approximately $2.3 million from approximately $944,000 in the Prior Period Quarter. The increase is due to increased domestic and international minutes of telecommunications traffic which we purchased from other long distance carriers and increased operational expenses including salaries, depreciation, and circuit costs. Costs of services as a percentage of revenues decreased from 179% in the Prior Period Quarter to 104% in the Current Quarter. The decrease was mostly attributable to improved rates, increased traffic volume and lower fixed monthly circuit costs.

Selling, general & administrative expenses ("SG&A"): SG&A expenses decreased to approximately $572,000 in the Current Quarter from approximately $951,000 in the Prior Period Quarter. This decrease was primarily the result of reductions in personnel costs and professional fees as a part of cost cutting measures implemented to increase overall efficiencies. Prior Period Quarter professional fees also included legal and accounting expenses associated with the redeployment of the Company's assets.

Other income (expense): Other income (expense) was approximately $(46,000) for the three months ended December 31, 1999 compared with approximately $(1.4) million for the Prior Period Quarter. Other income (expense) in the current quarter was due to interest expense incurred on capital lease obligations offset by interest income and the gain on a sale of telecommunications equipment. Other (expense) in the Prior Period Quarter was mostly due to an approximate $1.6 million loss on note restructuring.

For the Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31, 1998

Revenues: Total revenues in the six months ended December 31, 1999 ("Current Period") increased to approximately $4.5 million from approximately $729,000 for the six months ended December 31, 1998 ("Prior Period"). Long Distance Revenue of approximately $3.7 million was generated during the Current Period by the transmission of approximately 18.4 million minutes of telecommunications traffic domestically and internationally. We also generated revenue of approximately $500,000 from the rental of space and telecommunications equipment at our telecommunications facilities, approximately $200,000 from the shortfall of contractual traffic termination requirements and approximately $62,000 from site tower management. Long Distance Revenue of approximately $580,000 was generated during the Prior Period by the transmission of approximately 1.7 million minutes of telecommunications traffic internationally. In the Prior Period, we also generated revenue of approximately $55,000 from the rental of space and telecommunications equipment at our telecommunications facilities, approximately $46,000 from site tower management and approximately $48,000 of non-recurring revenue. Current Period Long Distance Revenues were generated from carrying traffic worldwide, whereas in the Prior Period, Long Distance Revenue was generated exclusively from a direct route into Central America, a relatively high rate region of the world.

Costs of Services: Costs of services in the Current Period increased to approximately $4.9 million from approximately $1.3 million in the Prior Period. This increase reflects increased domestic and international minutes of telecommunications traffic which we purchased from other carriers and increased operational expenses including salaries, depreciation, and circuit costs. Costs of services as a percentage of revenues decreased from 176% in the Prior Period to 108% in the Current Period. The decrease was mostly attributable to improved rates, increased traffic volume and lower fixed monthly circuit costs.

Selling, general & administrative expenses ("SG&A"): SG&A expenses decreased to approximately $1.3 million in the Current Period from approximately $2 million in the Prior Period. This decrease was primarily the result of reductions in personnel costs and professional fees as a part of cost cutting measures implemented to increase overall efficiencies. Prior period professional fees also included legal and accounting expenses associated with the redeployment of the Company's assets.

Other income (expense): Other income (expense) was approximately $(23,000) in the current period compared with approximately $(1.7) million in the Prior Period. Other (expense) in the Current Period was mostly due to interest expense incurred on capital lease obligations offset by interest income and a gain on a sale of telecommunications equipment. Other (expense) in the Prior Period was mostly due to a loss on note restructuring.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from cash used in operating activities, capital expenditures and payments of capital lease obligations. To date, we have financed ourselves mostly through equity financing. During the quarter ended December 31, 1999, we raised $1.0 million through the issuance of common stock and approximately $475,000 of previously restricted cash was released. Our cash position at December 31, 1999 was approximately $1.3 million.

We implemented cost-cutting measures during the quarter which included the following:

         1.       Reduced  circuit  costs  by  over  50% by  eliminating  unused capacity and more fully utilizing remaining capacity.
         2.       Obtained a release from the vendor on an  equipment  lease for an asset that was not a strategic fit for our current network and would have cost approximately $16,800 per month beginning January 2000.
         3. Reduced our employee base from 29 at September 14, 1999 to 20 at December 31, 1999.
         4. Amended the lease with respect to our Colorado office so as to reduce Colorado office rent by approximately 40 percent. In addition, the amendment calls for a further cost reduction of approximately 20% in May 2000.

Additionally, during the prior quarter, we amended our lease space in our Connecticut office which reduced Connecticut office rent by approximately 42 percent.

Most cost-cutting measures were implemented, but did not have full effect, during the three months ended December 31, 1999. We, therefore, expect an increase in realized efficiencies in the upcoming quarter. In addition, we are constantly investigating ways to cut costs and further increase efficiency.

However, we are currently operating at a cash deficit. Based upon current revenues, expenses, and capital lease payments, we have been operating at a cash deficit of approximately $100,000 to $125,000 per month. Although we expect this to continue in the short term, we anticipate that recent cost-cutting measures and the funds recently raised should be sufficient to sustain us in the short term. In the longer term, however, we need to increase our revenues and gross profit in order to continue operations without outside funding. Potential sources of increased revenues include: (i) the initiation of services for new customers and/or increased capacity available to existing customers and additional utilization thereof by these customers, (ii) the development and operation of direct telecommunications route(s), and/or (iii) the addition of telecommunications equipment/circuit rental customers. There are no assurances, however, that these objectives will transpire. It is possible that we will need to raise funds through debt, equity, or other sources in order to sustain operations.

To meet these objectives, we believe we have developed a scalable network that will continue to provide competitive telecommunications services. We intend to continue operating and marketing the network to build our customer base. Additionally, we intend to pursue new opportunities in the domestic and international telecommunications industry through: (i) reinvestment of future profits, if any; and/or (ii) mergers and acquisitions.

On February 1, 2000, a major telecommunications company initiated its use of our network for termination of telecommunications traffic. The revenue run rate that we expect from this customer, and whether it will be material, is currently uncertain.

We are currently considering alternatives to monetize non-core assets. Without limitation, we are considering strategic alternatives for our Colorado based switch including, but not limited to: (i) the sale of the switch; or (ii) the redeployment of the switch. We are also investigating the possibility of the sale of our site tower rental contracts. We expect that any success in monetizing these assets would improve liquidity.

We are currently contemplating capital expenditures of approximately $200,000 during Fiscal 2000. Depending on the outcome of our VoIP Strategic Development Team's findings, we could, however, be investing significantly more capital and further depleting liquidity during Fiscal 2000. The capital expenditures represent telecommunications equipment that could potentially be located in foreign countries. We would expect to fund these purchases through debt and/or equity financing and cash flow from operations, if any.

Net cash used in operating activities was approximately $405,000 in the Current Period. We collected approximately $4.1 million from customers while paying approximately $4.5 million to carriers, other vendors and employees. Net cash used by operating activities was approximately $2 million in the Prior Period. We collected approximately $550,000 from customers while paying approximately $2.5 million to vendors and employees.

Net cash provided by investing activities was approximately $355,000 in the Current Period. Cash flows provided by investing activities included the collection of notes receivable and a sales tax refund on previously acquired switching equipment. Cash was used for fixed asset acquisitions. Net cash used by investing activities was approximately $1.4 million in the Prior Period. This was the result of capital expenditures, the acquisition of a subsidiary and an investment in an affiliate, net of collections on notes receivable and proceeds from the return of escrow in connection with the Company's investment in MCC.

Cash provided by financing activities was approximately $1 million in the Current Period. This reflects proceeds from the issuance of common stock and short-term debt less repayments on capital lease obligations. Proceeds provided by financing activities of approximately $1.7 million during the Prior Period were mostly from collections on stock subscriptions receivable and issuance of common stock.

Acquisitions

We expect to continue to explore acquisition opportunities. Generally, we would consider using our common stock for acquisitions. Such acquisitions may have a significant impact on our need for capital. In the event of a need for capital in connection with an acquisition, we would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurances that such financing will be available, or if available, will be available on favorable terms.

Investment in MCC

We own 2.0 million shares and warrants to purchase 4.0 million shares of MCC common stock, a private telecommunications company. MCC operated telecommunications joint ventures in China under the direction of its majority owner, Metromedia International Group ("MMG"). The joint ventures invested in telephony system construction and development networks being undertaken by the local partner, China Unicom. The completed systems are operated by China Unicom.

We  are  a  passive   minority   shareholder   of  MCC.  As  such,  we  make  no
representations regarding the accuracy of the information publicly provided by MMG, from which the following summary is derived:

         MMG's June 1999 10-Q stated that the supervisory department of the Chinese government had requested that China Unicom terminate the joint ventures. The notification requested that negotiations begin immediately regarding the amounts to be paid to the joint ventures, including return of investment made and appropriate compensation and other matters related to winding up the joint ventures' activities as a result of this notice.

         In December 1999, MMG announced that its MCC joint ventures had executed definitive agreements with China Unicom setting forth terms for the termination of all cooperation projects undertaken between the joint ventures and China Unicom. Under the terms of the termination agreements, MMG's joint ventures will immediately receive RMB 807.5 million in cash and they are entitled to receive an additional RMB 50 million in cash after completion of certain conditions. These amounts represent full and final payment for settlement of all matters pertaining to the termination of China Unicom's cooperation projects with the joint ventures. As part of the termination settlement, China Unicom will unconditionally own any assets pertaining to the cooperation projects in which the joint ventures held an interest. In the termination agreements, China Unicom, the joint ventures and joint ventures' shareholders waived all of their respective rights associated with the contracts underlying the cooperation projects now being terminated.

         MMG has stated that it anticipates that MCC will ultimately receive approximately $90 million (at December 1999 exchange rates) and other distributions after the termination of the joint ventures' cooperative projects. MMG cannot currently determine the ultimate amount and time of payments that it will receive from MCC after termination of joint ventures' cooperation with China Unicom. In addition, MMG made no assurances that it will be able to convert or repatriate in full any amount received as a result of the settlement with China Unicom or the dissolution of the joint ventures.

Based on representations by MMG, our understanding is that MCC has interests in an Internet joint venture in China, Huaxia Metromedia Information Technology Co., Ltd. ("Huaxia"). Huaxia is not engaged in any cooperation with China Unicom and is not affected by the China Unicom project termination agreements. MCC intends to continue active development of Huaxia as well as to pursue additional joint ventures and other business opportunities in China's information industry sector.

The Year 2000 Readiness Disclosure

Most of the problem dates associated with the year 2000 computer compliance issues, including January 1, 2000, have passed. To date, we have had no material problems associated with these dates. Given the smooth transition that occurred from December 31, 1999 to January 1, 2000, we do not expect any problem with the last remaining problem date, February 29, 2000. However, it is still possible that problems may occur on this date or that currently unknown computer problems exist within our systems or equipment. We have completed a contingency plan in case of any year 2000 issues and we will address these concerns as they arise. Our contingency plan provides, in part, for the following: in the case of routing difficulties, we will test and reroute to alternative options; and, in case of billing difficulties, we will utilize already identified alternative solutions for both delivery and processing of data.

Prior to December 31, 1999, we completed our evaluation of the year 2000 readiness of our computer systems, software applications and telecommunications equipment. We did not, and do not currently, expect to experience any material year 2000 issues. Through our discovery process, we identified and remedied $84,000 worth of expenditures associated with updating our systems to be compliant with the year 2000. We do not expect any additional material expenditures.

Our key processing systems have been implemented in the past two years. Most of the vendors of such systems have represented to us that their systems are compliant with the year 2000 issues without any modification. The failure of our computer systems and software applications to accommodate year 2000 issues, could have a material adverse effect on our business, financial condition and result of operations.

Further, if the networks and systems of those on whose services we depend and with whom our networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of our network and, as a result, have a material adverse effect on us. We intend to continue to monitor the performance of our accounting, information and processing systems and software applications and those of our third-party constituents to identify and resolve any year 2000 issues.

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

The Company's carrying value of cash and cash equivalents, accounts receivable, accounts payable, marketable securities-available for sale, and notes payable are a reasonable approximation of their fair value.

                           Part II - Other Information

Item 1.  Legal Proceedings

Other than as reported in Part II - Item 1 "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, there have been no material developments to any of the matters that require reporting under this Item.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

The Company's annual meeting of stockholders was held on December 10, 1999.

The following table sets forth information regarding the number of votes for, against, withheld, or abstaining and broker non-votes, with respect to each matter presented at the meeting.

1.       Both nominees for Class I director were elected as follows:


         NOMINEES                           FOR                                 WITHHOLD

         James B. Dittman                   18,830,647                          42,105
         Dr. Hussein Elkholy                18,830,647                          42,105


2. The selection of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending June 30, 2000 was approved as follows:

                                                                                      BROKER
         FOR                        AGAINST                  ABSTAIN                 NON-VOTE

         18,827,315                 28,862                    16,575                    0


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

           10.2           Settlement,  Release and  Separation  Agreement by and among VDC             (1)
                          Communications,  Inc. and William H.  Zimmerling,  dated October
                          1, 1999

           10.3           Settlement,  Release and  Separation  Agreement by and among VDC             (1)
                          Communications,  Inc.  and Robert E. Warner,  dated  October 18,
                          1999

           10.4           Form of Non-Qualified Stock Option Agreement                                 (1)

           10.5           Incentive Stock Option Agreement  between Frederick A. Moran and             (1)
                          VDC Communications, Inc., dated October 1, 1999

           10.6           Form of Incentive Stock Option Agreement                                     (1)

           10.7           Form of Incentive Stock Option Agreement                                     (1)

           10.8           Form of Securities Purchase Agreement for October 1999                       (1)


           10.9           Form of Registration Rights Agreement for October 1999                       (1)

          10.10           Form of Non-Qualified Stock Option Agreement for November 1999               (2)

          10.11           Form of Incentive Stock Option Agreement for November 1999                   (2)

          10.12           Incentive Stock Option Agreement  between Frederick A. Moran and             (2)
                          VDC Communications, Inc., dated November 30, 1999

          10.13           Incentive  Stock Option  Agreement  between Peter Zagres and VDC             (2)
                          Communications, Inc., dated November 30, 1999

          10.14           Incentive Stock Option  Agreement  between Charles W. Mulloy and             (2)
                          VDC Communications, Inc., dated December 21, 1999

          10.15           Release  Agreement  by and among Zions Credit  Corporation,  VDC             (2)
                          Communications,  Inc., and VDC  Telecommunications,  Inc., dated
                          December 6, 1999

          10.16           Assumption  Agreement  between  Zions  Credit  Corporation,  VDC             (2)
                          Communications,  Inc.,  VDC  Telecommunications,  Inc.  and Wang
                          Communications, Inc., dated December 1999

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

VDC COMMUNICATIONS, INC.


By:/s/   Frederick A. Moran                            Dated:  February 10, 2000
   --------------------------------------------------
         Frederick A. Moran
         Chairman, Chief Executive Officer,
         and Director

By:/s/   Clayton F. Moran                              Dated:  February 10, 2000
   --------------------------------------------------
         Clayton F. Moran
         Chief Financial Officer


                                  Exhibit Index
    Exhibit Number                                                                               Page Number in
    (Referenced to                                                                                 Rule 0-3(b)
      Item 601 of                                                                                  Sequential
       Reg. S-K                                                                                 Numbering System
                                                                                                Where Exhibit Can
                                                                                                    Be Found
          10.10           Form of Non-Qualified Stock Option Agreement for November 1999

          10.11           Form of Incentive Stock Option Agreement for November 1999

          10.12           Incentive Stock Option Agreement  between Frederick A. Moran and
                          VDC Communications, Inc., dated November 30, 1999

          10.13           Incentive  Stock Option  Agreement  between Peter Zagres and VDC
                          Communications, Inc., dated November 30, 1999

          10.14           Incentive Stock Option  Agreement  between Charles W. Mulloy and
                          VDC Communications, Inc., dated December 21, 1999

          10.15           Release  Agreement  by and among Zions Credit  Corporation,  VDC
                          Communications,  Inc., and VDC  Telecommunications,  Inc., dated
                          December 6, 1999

          10.16           Assumption  Agreement  between  Zions  Credit  Corporation,  VDC
                          Communications,  Inc.,  VDC  Telecommunications,  Inc.  and Wang
                          Communications, Inc., dated December 1999

           27.1           Financial Data Schedule