Form 10-Q
period 2000-03-31
VDC COMMUNICATIONS INC
filed 2000-05-12
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ To ________

                            VDC COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
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


                                 Not Applicable
--------------------------------------------------------------------------------
                   (Former name, if changed since last report)

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)      Yes           X                        No
                         -----------------                     -----------------
         (2)      Yes           X                        No
                         -----------------                     -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 5, 2000, the number of shares of registrant's common stock, par value $.0001 per share, outstanding was 21,663,132.

                            VDC COMMUNICATIONS, INC.

                                      INDEX
                                      -----

PART I   FINANCIAL INFORMATION                                                                  PAGE
         ---------------------                                                                  ----

                  Item 1.      Financial Statements

                               Consolidated balance sheets as of June 30, 1999
                               And March 31, 2000                                                  3

                               Consolidated statements of operations and
                               comprehensive loss for the three and nine-month
                               periods ended March, 1999 and 2000                                  4

                               Consolidated statements of cash flows for the
                               nine-months ended  March 31, 1999 and 2000                          5

                               Notes to consolidated financial statements                       6-10


                  Item 2.      Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                             10-17


                  Item 3.      Quantitative and Qualitative Disclosures About
                               Market Risk                                                        18


PART II  OTHER INFORMATION
         -----------------

                  Item 1.      Legal Proceedings                                                  18


                  Item 2.      Changes in Securities and Use of Proceeds                          18


                  Item 3.      Defaults Upon Senior Securities                                    18


                  Item 4.      Submission of Matters to a Vote of Security Holders                18


                  Item 5.      Other Information                                                  18


                  Item 6.      Exhibits and Reports on Form 8-K                                19-20


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                            March 31, 2000    June 30, 1999
                                                                            --------------    -------------
                                                                              (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                  $ 1,399,244      $ 317,799
     Restricted cash                                                                      -        475,770
     Marketable securities                                                          147,613         90,375
     Accounts receivable, net of allowance for doubtful accounts
      of $250,479 at March 31, 2000 and $7,000 at June 30, 1999                     599,702      1,251,581
     Notes receivable                                                                     -        249,979
      Prepaid and other                                                             131,503              -
                                                                                ------------------------------
          Total current assets                                                    2,278,062      2,385,504

Property and equipment, less accumulated depreciation                             3,696,737      4,888,163
Investment in MCC                                                                 2,400,000      2,400,000
Other assets                                                                        340,645        328,394
                                                                                ------------------------------
          Total assets                                                          $ 8,715,444    $10,002,061
                                                                                ==============================
Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                                      $ 2,225,006    $ 2,160,839
     Note payable - officer                                                          80,000              -
     Current portion of capitalized lease obligations                               175,098        426,356
                                                                                ------------------------------
          Total current liabilities                                               2,480,104      2,587,195

     Long-term portion of capitalized lease obligations                             552,586        847,334
                                                                                ------------------------------
          Total liabilities                                                       3,032,690      3,434,529

Commitment and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                  -              -
     Common stock, $0.0001 par value, authorized 50 million shares issued - 21,611,916 and 18,311,462 at
     March 31, 2000 and June 30,1999,  respectively                                   2,349          2,018
     Additional paid-in capital                                                  68,617,366     67,737,195
     Accumulated deficit                                                        (62,506,610)   (60,339,393)
     Treasury stock - at cost, 1,875,000 shares                                    (164,175)      (164,175)
     Stock subscriptions receivable                                                       -       (344,700)
     Accumulated comprehensive income (loss)                                       (266,176)      (323,413)
                                                                                ------------------------------
          Total stockholders' equity                                              5,682,754      6,567,532
                                                                                ------------------------------
Total liabilities and stockholders' equity                                      $ 8,715,444    $10,002,061
                                                                                ==============================

See accompanying notes to consolidated financial statements.

        VDC COMMUNICATIONS, INC. AND SUBSIDARIES CONSOLIDATED STATEMENTS
                OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
                ------------------------------------------------

                                                                 Three Months ended                 Nine-months ended
                                                                      March 31,                          March 31,
                                                                2000             1999              2000            1999
                                                                ----             ----              ----            ----

Revenue                                                    $ 2,066,176        $   696,991      $ 6,582,539     $ 1,425,952

Operating Expenses

  Costs of services                                          1,970,400          1,161,050        6,846,694       2,446,836
  Selling, general and administrative expenses                 467,343          2,209,232        1,752,050       4,185,425
  Non-cash compensation expense                                      -                  -                -      16,146,000
                                                        --------------------------------------------------------------------
     Total operating expenses                                2,437,743          3,370,282        8,598,744      22,778,261
                                                        --------------------------------------------------------------------
Operating loss                                                (371,567)        (2,673,291)      (2,016,205)    (21,352,309)

Other income (expense):

  Loss on note restructuring                                         -                  -                -      (1,598,425)
  Writedown of investment in MCC                                     -        (19,388,641)               -     (19,388,641)
  Other income (expense)                                        59,038            (11,390)          36,488         (84,000)
                                                        --------------------------------------------------------------------
    Total other income (expense)                                59,038        (19,400,031)          36,488     (21,071,066)

equity in loss of affiliate                                          -           (301,449)               -        (664,717)


Net loss                                                      (312,529)       (22,374,771)      (1,979,717)    (43,088,092)
                                                        --------------------------------------------------------------------
Other comprehensive gain (loss), net of tax:
     Unrealized gain (loss) on marketable securities            24,101             10,242          (57,237)       (385,933)
                                                        --------------------------------------------------------------------
Comprehensive loss                                      $     (288,428)       (22,364,529)      (2,036,954)    (43,474,025)
                                                        ====================================================================
Net loss per common share - basic and diluted           $        (0.01)        $    (1.33)    $      (0.10)      $   (2.45)
                                                        --------------------------------------------------------------------
Weighted average number of shares outstanding               21,514,805         16,848,751       20,089,477      17,604,937
                                                        --------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                               Nine-months ended
                                                                                    March 31,
                                                                             2000             1999
                                                                             ----             ----
Cash flows from operating activities:
     Net loss                                                           $ (1,979,717)     $(43,088,092)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                                           771,642           704,166
     Writedown of investment in MCC                                                -        19,388,641
     Non-cash compensation expense                                                 -        16,146,000
     Equity in losses of affiliate                                                 -           664,717
     Gain on disposal of fixed asset                                         (54,878)                -
     Loss on note restructuring                                                    -         1,598,425
     Impairment loss - fixed assets                                                -           479,199
     Non-cash severance                                                            -           391,875
     Provision for doubtful accounts                                         243,479                 -
Changes in operating assets and liabilities:
     Resticted cash                                                          475,770          (411,713)
     Accounts receivable                                                     408,400          (396,991)
     Other assets                                                             56,246           531,300
     Accounts payable and accrued expenses                                   115,426         1,427,889
                                                                      ----------------------------------
       Net cash provided by (used) in operating activities                    36,368        (2,564,584)

Cash flows from investing activities:
     Proceeds from return of escrow in connection
     with the investment in MCC                                                    -         1,012,155
     Payment for purchase of  subsidiary                                           -          (589,169)
     Investment in affiliate                                                       -          (760,809)
     Proceeds from repayment of notes receivable                             249,979         1,446,596
     Refund of fixed asset acquisition                                       210,018                 -
     Fixed asset acquisition                                                (124,328)       (2,628,191)
                                                                      ----------------------------------
       Net cash flows provided by (used) in  investing activities            335,669        (1,519,418)

Cash flows from financing activities:
      Proceeds from issuance of common stock                               1,000,000           888,701
      Stock options exercised                                                 37,500                 -
      Collections on stock subscription receivables                                -           917,076
      Repayment of note payable                                                    -          (192,379)
      Proceeds from issuance of short-term debt                               80,000           500,000
      Repayments on capital lease obligations                               (408,092)                -
                                                                      ----------------------------------
        Net cash flows provided by financing activities                      709,408         2,113,398
                                                                      ----------------------------------
    Net increase (decrease) in cash and cash equivalents                   1,081,445        (1,970,604)
Cash and cash equivalents, beginning of period                               317,799         2,212,111
                                                                      ----------------------------------
Cash and cash equivalents, end of period                                 $ 1,399,244         $ 241,507
                                                                      ==================================

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       General

These consolidated financial statements for the three and nine month periods ended March 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VDC Communications, Inc. and its subsidiaries (collectively, "VDC" or the "Company") as of and for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended June 30, 1999 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month periods ended September 30, 1999 and December 31, 1999 included in the Company's Form 10-Q for the quarters then ended as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2000, the results of its operations for the three and nine month periods ended March 31, 2000 and 1999 and its cash flows for the nine-months ended March 31, 2000 and 1999. The results of operations for the three and nine month periods ended March 31, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the year ended June 30, 2000 financial statement presentation.

Cost of services includes depreciation attributable to operating equipment of $201,807 and $705,164 during the three and nine-months ended March 31, 2000, respectively. Selling, general and administrative expenses include depreciation of $22,691 and $66,478 and bad debt expense of $(11,023) and $243,479 during the three and nine-months ended March 31, 2000, respectively. Cost of services includes depreciation attributable to operating equipment of $200,390 and $287,626 during the three and nine-months ended March 31, 1999, respectively. Selling, general and administrative expenses include depreciation and amortization of $160,063 and $416,540 during the three and nine-months ended March 31, 1999, respectively.

Loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per share calculation as their effect is anti-dilutive.

2.       Capital Transactions

In October 1999, the Company sold 666,667 shares of common stock to unrelated investors and 666,667 shares to an adult son of the Company's Chief Executive Officer at $0.75 per share, the public market price at that time.

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

In March 2000, the Company issued 75,000 shares of Company common stock to investment bankers for services arising out of the merger of Sky King
Communications, Inc., a Connecticut corporation with and into VDC Communications, Inc. (then a wholly-owned subsidiary of VDC Corporation Ltd., a Bermuda company) on March 6, 1998 (the "Sky King Merger"). The shares were issued at the fair market value as of the date of the merger ($2.50 per share) and a corresponding charge to accumulated deficit. In April 2000, the Company satisfied the investment banking fees by issuing an additional 52,500 shares of Company common stock to investment bankers for services arising out of the Sky King Merger.

In April 2000, the Company sold 540,000 shares of Company common stock to the Chairman and C.E.O. at $2 per share, the public market price at that time.

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB No. 25". Among other issues, this Interpretation clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The pronouncement will require a charge to operations for the difference between the quoted market value of the Company's common stock at the end of each reporting period and the option price of unexercised, outstanding stock options. The pronouncement is effective July 1, 2000 but covers events that occur after December 15, 1998.

4.       Investment in MCC

The Company is a passive minority shareholder of Metromedia China Corporation ("MCC"). As such, the Company makes no representations regarding the accuracy of the information publicly provided by MCC's majority owner, Metromedia International Group ("MMG"), from which the following summary is derived:

         MCC's telephony joint ventures were terminated in late 1999 and MMG reached agreement with China Unicom, its Chinese partner in the ventures for the distribution of approximately $90.1 million (based on the December 31, 1999 exchange rate) in settlement of all claims under the joint ventures, of which $29.3 million has been received. Over time, MMG anticipates that it will fully recover its investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of December 31, 1999, investment in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million.

         Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and MMG anticipates no problems in ultimately dissolving the joint ventures.

         MCC has recently developed interests in an Internet joint venture in China, Huaxia Metromedia Information Technology Co., Ltd. ("Huaxia"). Huaxia is not engaged in any cooperation with China Unicom and is not affected by the China Unicom project termination agreements. Huaxia was established as a sino-foreign equity joint venture between MCC and a Chinese trading company. The joint venture develops and operates the Internet-based information systems that the Chinese partner uses in its electronic trading activities. This form of outsourcing arrangement is allowed under current Chinese regulation. MCC is actively in negotiation for the formation of several similar ventures operating in other regions and commercial sectors of China.

During the year ended June 30, 1999, VDC recorded a $21,328,641 writedown of the investment in MCC in accordance with FASB No. 121. At that time, the write-down adjusted the carrying value of the investment in MCC to an amount relative to MMG's carrying amount, excluding MMG's goodwill attributable to the investment in MCC. As such, VDC adjusted the carrying value of its investment in MCC to $2.4 million at June 30, 1999.

5.       Note Payable-Officer

In September 1999, the Chairman and CEO loaned the Company $80,000. The note bears interest at 8% per annum and is due in September 2000. In April 2000, the Company repaid the note and accrued interest in full.

6.       Commitments and Contingencies

Disputed Claims

The Company has accrued $1.1 million in current liabilities for disputed claims including liabilities attributable to a wholly-owned subsidiary of the Company (the "Subsidiary"). The Company has decided to reflect the potential liabilities of the Subsidiary within its financial statements despite the fact management has reason to believe that the Subsidiary may not be responsible for such potential liabilities and despite the fact that the subsidiary has limited assets and would be unable to pay this liability, if it were, in fact, liable for it. Moreover, due to the fact that the potential liability would be a liability of the Subsidiary, a separate legal entity, and not of VDC Communications, Inc., the parent company, management believes that the potential liability will not impact the assets of the parent or its subsidiaries, other than the Subsidiary.

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

7.       Subsequent Events

In April 2000, the Company reached an agreement to acquire a privately owned U.S. retail long distance carrier ("Telephony Carrier") for 1,632,653 common shares and the assumption of approximately $300,000 of debt (the "Transaction"). In April and May of 2000, the Company loaned Telephony Carrier a total of $300,000 at 0% interest. The loans are due on October 20, 2000. In consideration for the Company agreeing to make the loans and agreeing to forego interest on the principal amount of the loans, Telephony Carrier shall pay the Company $2 million if Telephony Carrier does not consummate the Transaction on certain terms.

8.       Supplemental Disclosure of Cash Flow Information

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                                                                       Nine-months ended
                                                                                            March 31,

                                                                                    2000               1999
         Cash Paid for:
Interest                                                                          $108,458         $         -

Schedule of non-cash investing and financing activities:
 Cancellation of stock subscription receivable                                    $344,700         $         -
Equipment financed through trade accounts payable                                 $      -         $ 1,932,031
Equipment acquired through capital lease obligations                              $249,335         $ 1,468,498
Equipment exchanged for note                                                      $      -         $   192,379
Release of investment banking shares                                              $187,500         $   725,000
Common stock placed in escrow in connection with investment in MCC                $      -         $13,962,500
Treasury stock acquired in exchange for subscription receivable                   $      -         $   164,175
Acquisition of subsidiary:
Fair value of assets acquired                                                     $      -         $ 1,290,044
Common stock issued                                                               $      -         $   700,875
Cash Paid                                                                         $      -         $   589,169


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Cautionary Statement for Purposes of
                       the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "could," and similar expressions are intended to identify forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) the Company's ability to operate profitably; (ii) the Company's ability to secure sufficient financing in order to fund its operations; (iii) competitive and other market conditions that may adversely affect the scope of the Company's operations; (iv) uncertainty as to whether the Internet will continue to grow as a medium for voice and facsimile communications; (v) inherent regulatory, licensing and political risks associated with operations in foreign countries;
(vi) the Company's dependence on certain key personnel; (vii) the Company's revenue dependence on a few customers; (viii) network failure or complications;
(ix) the Company's ability to successfully integrate potential mergers and/or acquisitions into the Company, including the retention of certain key personnel;
(x) dependence upon a limited number of equipment vendors; and, (xi) network capacity constraints. Additional factors are described below and in the Company's other public reports and filings with the Securities and Exchange Commission ("SEC") including Amendment No. 1 to a Registration Statement on Form S-1 (No. 333-80107). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

VDC Communications, Inc. (referred to herein as the "Company," "we" or "us") owns telecommunications switching and ancillary equipment, leases telecommunications lines and interconnects a global network of carriers and customers providing domestic and international long distance telecommunications services. Our customers are other long distance telephone companies that resell our services to their retail customers or other telecommunications companies. In the future, we anticipate offering our services directly to retail customers in addition to our current wholesale customers. We currently employ digital switching and transmission technology, and expect to deploy Internet Telephony, or Voice over Internet Protocol ("VoIP") gateway technology in the near term. Our circuit switched telecommunications equipment, located in New York and Los Angeles comprises our operating facilities. We expect to add VoIP equipment to one or both of these locations in the future.

We believe the telecommunications industry is attractive given its current size and future growth potential. We are currently a domestic and international telecommunications company providing wholesale carrier services. Our objective is to provide these services to both retail and wholesale customers utilizing VoIP and circuit switched technologies in the short term; and, migrating towards a pure VoIP network in the long term. We have already begun the process of transforming our network with next generation technology.

During the quarter ended March 31, 2000, we initiated the development of the Company's VoIP network through its wholly-owned subsidiary, VDC Telecommunications, Inc. ("VDC Telecom"). We expect that utilizing new Internet technologies to provide voice and facsimile, and possibly additional value added services in the future, will provide us: (i) increased cost efficiencies; (ii) greater network flexibility; and, (iii) an increased network scope. We expect that this can be achieved with a relatively minimal capital outlay. During the quarter, we began the development of this network through VDC Telecom by: ordering IP, or Internet Protocol, gateway equipment; provisioning to connect to the Internet; and, agreeing to the trial of a clearinghouse capability. Our clearinghouse is expected to provide for wholesale customers to connect and use our network via the public Internet. We expect that we may use our developing Internet network for dedicated, or private network, connections to certain customers as well. We expect to begin the clearinghouse trial during the quarter ending June 30, 2000. Our ability to begin this trial is dependent on the delivery of the necessary equipment and connectivity to the public Internet, among other things. After the network is operational and if the trial is successful, we expect to begin delivering traffic via this mechanism.

We expect that the introduction of a VoIP network alongside our existing network will benefit the Company and its customers. However, there are increased risks to the Company as a result of this development. These risks include, but are not limited to: the quality of call completion over the Internet; network capacity constraints; our ability to fund and develop this new business; the intense level of competition in this industry subsection; risks associated with starting a new business; risks involved in utilizing a new technology; risk of network complication and/or failure; domestic and international government regulation and legal uncertainties; increased volatility in our stock; and, numerous other risks, some of which we may not be fully aware of currently. If any one or more of these risks factors proves significantly different than our expectations, it could have a material adverse effect on us. Furthermore, it is possible that the cost to develop and operate this network may be greater than our current expectation. This would have a material adverse effect on us.

In February 2000, we began to carry telecommunications traffic for one of the largest U.S. long distance carriers. In April 2000, that customer initiated sending traffic through us to a second destination country. In addition, that customer has indicated to us that it expects to send traffic through us to as many as five destination countries in the short term. While this customer is currently our third largest, we expect it could become our largest during the remainder of calendar 2000.

In a prior filing, we stated that we were exploring the development of retail long distance through VDC Telecoms' subsidiary, WorldConnectTelecom.com, Inc. We have determined that we will not develop our retail long distance capability through this subsidiary at this time. However, we are currently exploring other ways to develop this business, which we expect would complement our wholesale operations.

Subsequent to March 31, 2000, we came to an agreement to acquire 100% of a U.S. based telecommunications company ("Telephony Carrier") providing long distance services to U.S. retail customers. Upon completion of VDC's due diligence investigation, its Board of Director's approval of the transaction, regulatory approval if required, and the execution of proper closing documents, among other things, the consideration given will consist of 1,632,653 Company common shares and the assumption of approximately $300,000 of debt.

Telephony Carrier has been offering retail long distance services to domestic customers only since December, 1999. As of April 30, 2000, it had approximately 3,500 customers. Through its subsidiaries, it currently employs approximately 190 salespeople. Telephony Carrier's April 2000 annualized run rate revenues were approximately $3.9 million. Telephony Carrier has two retail long distance marketing concepts. The first concept entices prepaid telemarketed customers with monthly rebates and various other incentives. The other concept, which is not yet operational, will utilize Telephony Carrier's exclusive right to use a patent-pending Internet driven customer acquisition process that the Telephony Carrier plans to employ to market its telephony services over the Internet. It is anticipated that this right to use will be granted upon completion of the acquisition.

The acquisition of Telephony Carrier is expected to both substantially broaden our telephony customer base, as well as strengthen our ability to utilize the Internet, both: (i) to deliver telecommunications services; and, (ii) to procure telephony customers. This development of a retail long distance business is expected to result in increased: funding needs; regulatory compliance costs; customer service needs; potential for employee issues; exposure to pricing pressure in the domestic long distance market; potential for fraud; potential for harm due to network failure; potential for increased volatility in our stock; and numerous additional risks, which may not be known to us at this time. If any one or more of these risks proves significantly different than our expectations, it could have a material adverse effect on us.

We earn revenue from three sources. The first source is our domestic and international telecommunications long distance services which is earned based on the number of minutes billable to our customers, which are other telephone companies. These minutes are generally billed on a monthly basis. Bills are generally due within zero to thirty days. Our second source of revenues is derived from the rental of space and telecommunications equipment and circuits at our telecommunications facilities ("Partition") to other telephone companies. This revenue is generated and billed on a month-to-month basis. We expect Partition revenue to decrease significantly during the remainder of calendar 2000. Our third source of revenue is from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is also generated and billed on a month-to-month basis.

Revenue derived through the per-minute transmission of voice and facsimile telecommunications traffic is normally in accordance with contracts with other telecommunications companies. These contracts are often for a year or more, but can generally be amended with a few days notice. Further, these contracts generally do not provide for a fixed volume of telecommunications traffic to be sent to us and, as such, the telecommunications traffic that a customer sends to us during any given month can vary considerably. Occasionally, however, these contracts require payments to us if a customer does not send a fixed minimum amount of telecommunications traffic to us.

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

Our costs also include selling, general, and administrative expenses ("SG&A"). SG&A consists primarily of personnel costs, professional fees, travel, office rental and business development related costs. We incur costs associated with international and VoIP market research, the development of the VoIP strategy and deployment, and due diligence regarding potential projects inside and outside of the U.S.

Results of Operations

For the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Revenues: Total revenues in the three months ended March 31, 2000 ("Current Quarter") increased to approximately $2.1 million from approximately $697,000 for the three months ended March 31, 1999 ("Prior Period Quarter"). Revenue of approximately $1.7 million was generated during the Current Quarter by the transmission of approximately 5.8 million minutes of telecommunications traffic domestically and internationally ("Long Distance Revenue"). We also generated revenue of approximately $343,000 from Partition, approximately $12,000 from contractually required payments from a customer due to its failure to provide a certain minimum level of telecommunications traffic and approximately $30,000 from site tower management. Revenue of approximately $537,000 was generated during the Prior Period Quarter by the transmission of approximately 2.3 million minutes of telecommunications traffic internationally. We also generated revenue of approximately $129,000 from Partition and approximately $30,000 from site tower management during the Prior Period Quarter.

Costs of Services: Costs of services in the Current Quarter increased to approximately $2 million from approximately $1.2 million in the Prior Period Quarter. The increase is due to increased domestic and international minutes of telecommunications traffic which we purchased from other long distance carriers and increased operational expenses including salaries, depreciation, and circuit costs. Costs of services as a percentage of revenues decreased from 167% in the Prior Period Quarter to 95% in the Current Quarter. The decrease was mostly attributable to improved rates, increased traffic volume and lower fixed monthly circuit costs.

Selling, general & administrative expenses ("SG&A"): SG&A expenses decreased to approximately $467,000 in the Current Quarter from approximately $2.2 million in the Prior Period Quarter. This decrease was primarily the result of reductions in personnel costs and professional fees as a result of cost cutting measures implemented to increase overall efficiencies. The Prior Period Quarter also included one-time write-offs and severance expenses of approximately $1.0 million.

Other income (expense): Other income (expense) was approximately $59,000 for the three months ended March 31, 2000 compared with approximately $(19.4) million for the Prior Period Quarter. Other income (expense) in the current quarter was due to interest expense incurred on capital lease obligations offset by interest income and the gain on a sale of telecommunications equipment. Other (expense) in the Prior Period Quarter was mostly due to an approximate $19.4 million writedown of the investment in MCC.

For the Nine-months Ended March 31, 2000 Compared to the Nine-months Ended March 31, 1999

Revenues: Total revenues in the nine-months ended March 31, 2000 ("Current Period") increased to approximately $6.6 million from approximately $1.4 million for the nine-months ended March 31, 1999 ("Prior Period"). Long Distance Revenue of approximately $5.4 million was generated during the Current Period by the transmission of approximately 24.2 million minutes of telecommunications traffic domestically and internationally. We also generated revenue of approximately $819,000 from Partition, approximately $253,000 from the shortfall of contractual traffic termination requirements and approximately $92,000 from site tower management. Long Distance Revenue of approximately $1.2 million was generated during the Prior Period by the transmission of approximately 4 million minutes of telecommunications traffic internationally. In the Prior Period, we also generated revenue of approximately $172,000 from Partition, approximately

$75,000 from site tower management and approximately $48,000 of non-recurring revenue.

Costs of Services: Costs of services in the Current Period increased to approximately $6.8 million from approximately $2.4 million in the Prior Period. This increase reflects increased domestic and international minutes of telecommunications traffic which we purchased from other carriers and increased operational expenses including salaries, depreciation, and circuit costs. Costs of services as a percentage of revenues decreased from 172% in the Prior Period to 104% in the Current Period. The decrease was mostly attributable to improved rates and increased traffic volume.

Selling, general & administrative expenses ("SG&A"): SG&A expenses decreased to approximately $1.8 million in the Current Period from approximately $4.2 million in the Prior Period. This decrease was primarily the result of reductions in personnel costs and professional fees as a part of cost cutting measures implemented to increase overall efficiencies.

Other income (expense): Other income (expense) was approximately $36,000 in the current period compared with approximately $(21.1) million in the Prior Period. Other income (expense) in the Current Period was mostly due to interest expense incurred on capital lease obligations offset by interest income and a gain on a sale of telecommunications equipment. Other (expense) in the Prior Period was due to a writedown of the investment in MCC and a loss on note restructuring.

Liquidity and Capital Resources

Our liquidity requirements arise primarily from cash used in operating activities, capital expenditures and payments of capital lease obligations. To date, we have financed ourselves mostly through equity financing. We anticipate our near term liquidity requirements to be approximately $1.2 million, to fund:
(i) Telephony Carrier during its ramp up phase; (ii) ongoing operating cash deficits, if any; and (iii) certain cash outlays for the development of our VoIP network. The $1.2 million does not include a $300,000 bridge financing loan already made to Telephony Carrier. As of April 28, 2000, we had approximately $1.9 million in cash to meet these anticipated expenditures.

We implemented cost-cutting measures during the current fiscal year which included the following:

         1. Reduced circuit costs by over 50% by eliminating unused capacity and more fully utilizing remaining capacity.
         2. Obtained a release from the vendor on an equipment lease for an asset that was not a strategic fit for our current network and would have cost approximately $16,800 per month beginning January 2000.
         3. Reduced our employees from 29 at September 14, 1999 to 18 at March 31, 2000.
         4. Amended our lease space in our Colorado office which reduced Colorado office rent by approximately 40 percent. In addition, as of May 2000, rent was further reduced by approximately 20%.

We experienced our strongest results to date during the months ended March 31 and April 30, 2000. Our earnings before interest, taxes, depreciation and amortization ("EBITDA") were approximately $(1,000) and $15,000 for the months ending March 31 and April 30, 2000, respectively. We expect our existing operations (i.e., operations excluding Telephony Carrier) to continue to operate at or near breakeven EBITDA in the short term. EBITDA is a financial measure commonly used in the telecommunications industry. Still, EBITDA is not derived from generally accepted accounting principles ("GAAP") and therefore investors should not consider it as indicative of operating income or cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. Also, our calculation of EBITDA does not take into account our existing commitments for capital expenditures and should not be seen as representative of the amount of funds generally available to us.

Although our cash and operating results have improved significantly during the past nine months, the American Stock Exchange ("AMEX") has notified us that we fall below certain of AMEX's continued listing qualifications. As such, there can be no assurances of continued listing. Nevertheless, we believe AMEX's notification results mainly from the going concern issue raised by our auditors at June 30, 1999 year end. We have taken numerous steps since then to address this issue, including: (i) raising $2.0 million through a private sale of equity; and (ii) substantially reduced overhead costs and operational expenses. As a result of these actions, we have reduced our negative EBITDA, from approximately ($1.4) million during the June 1999 quarter to approximately $(150,000) during the quarter ended March 31, 2000; and, our available cash has increased from $318,000 at June 30, 1999 to approximately $1.9 million at April 28, 2000. We believe our auditors issued a going concern opinion based primarily on the fact that our cash position at June 30, 1999 was not sufficient to fund twelve months of losses at the then current rate. By way of contrast, at March 31, 2000, we had sufficient cash to fund the current rate of operating losses for the next twelve months.

Furthermore, additional funds may come available to us, including the expected sale of our Colorado based switch. We expect that any success in monetizing the switch and/or other non-strategic assets would further improve liquidity.

As previously discussed, on April 24, 2000, we announced an agreement to acquire Telephony Carrier. Telephony Carrier only recently began operations and is currently experiencing negative EBITDA, which should continue to occur for at least the next several months. Based upon our current understanding, we believe that Telephony Carrier's cash needs during the expected ramp up of its business are manageable. In connection with the acquisition, we are providing short-term financing to cover Telephony Carrier's current negative cash flow. While our negative EBITDA declined significantly during the quarter ended March 31, 2000, the acquisition of Telephony Carrier is expected to significantly increase our propensity to experience negative cash flow in the near term. We currently expect that the completion of this acquisition, while depletive of cash in the near term, will provide significant returns in the future.

In the expected event that the acquisition of Telephony Carrier closes, we consider it less likely we will pursue other acquisition opportunities in the short term. Although we would likely use our common stock for acquisitions, such acquisitions may have a significant impact on our need for capital. In the event of a need for capital in connection with an acquisition, we would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurances that such financing will be available, or if available, will be available on favorable terms. Furthermore, any acquisition may increase our cash losses from operations, thereby reducing our liquidity.

We are projecting capital expenditures of approximately $300,000 to $400,000 during the remainder of calendar 2000. The capital expenditures are mainly associated with our VoIP strategy and represent telecommunications equipment. We expect to fund these purchases through vendor debt financing or equity financing and cash flow from operations, if any. Although we do not expect Telephony Carrier's capital expenditures to be material, we expect to revise our capital expenditure projections if the Telephony Carrier acquisition is consummated.

We expect our existing operations to continue to operate at or near breakeven, on an EBITDA basis, in the short term. We expect to close the acquisition of Telephony Carrier prior to fiscal year end June 30, 2000. We expect the acquisition to result in increased earnings per share and EBITDA losses in the short term. However, we believe our current cash position, including funds raised in April 2000, should prove sufficient to meet the expected liquidity requirements of the Company and Telephony Carrier in the short term.

To meet liquidity requirements in the long term, we need to increase our revenues and gross profit, which will most likely occur as a result of an increase in minutes passed by new or existing customers, and/or as a result of the ramp-up of Telephony Carrier. There are no assurances, however, that these long term objectives will transpire.

In order to meet these long term objectives, we believe we have developed a network that provides competitive telecommunications services and Telephony Carrier has developed a marketing capability that is competitive in customer acquisition. We expect that we will continue to operate and market the network to build our customer base and that Telephony Carrier will continue to acquire customers.

Net cash provided by operating activities was approximately $36,000 in the nine months ended March 31, 2000, or Current Period. We collected approximately $7.0 million from customers while paying approximately $6.9 million to carriers, other vendors and employees. Net cash used by operating activities was approximately $2.6 million in the nine months ended March 31, 1999, or Prior Period. In that period, we collected approximately $1.0 million from customers while paying approximately $3.6 million to vendors and employees.

Net cash provided by investing activities was approximately $336,000 in the Current Period. Cash flows provided by investing activities included the collection of notes receivable and a sales tax refund on previously acquired switching equipment. Cash was used for fixed asset acquisitions. Net cash used by investing activities was approximately $1.5 million in the Prior Period. This was the result of capital expenditures, the acquisition of a subsidiary and an investment in an affiliate, net of collections on notes receivable and proceeds from the return of escrow in connection with the Company's investment in MCC.

Cash provided by financing activities was approximately $709,000 in the Current Period. This reflects proceeds from the issuance of common stock and short-term debt less repayments on capital lease obligations. Proceeds provided by financing activities of approximately $2.1 million during the Prior Period were from collections on stock subscriptions receivable, the issuance of common stock, proceeds from short term debt less the repayment of a note.

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

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On April 26, 2000, the Company sold 540,000 shares of Company common stock to Frederick A. Moran and Joan Moran, joint tenants, both accredited investors, for $1,080,000 in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. The 540,000 shares of Company common stock purchased by Frederick A. Moran and Joan Moran, joint tenants, have not yet been issued and are not reflected in the Company's total shares outstanding.

In consideration for investment banking services arising out of the March 6, 1998 Sky King Merger, during March and April 2000, the Company issued 127,500 shares of Company common stock to accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, as follows: 52,500 shares to SPH Investments, Inc.; 50,000 shares to KAB Investments, Inc.; and 25,000 to FAC Enterprises, Inc.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


      Exhibit No.                                   Description                                 Method of Filing
      -----------                                   -----------                                 ----------------

          10.17           Master  Agreement  to  Lease  Equipment  by  and  between  Cisco             (1)
                          Systems Capital  Corporation and VDC  Telecommunications,  Inc.,
                          dated February 22, 2000

          10.18           Letter   Agreement  by  and  between   Cisco   Systems   Capital             (1)
                          Corporation and VDC Telecommunications, Inc. dated March 3, 2000

          10.19           Guaranty  executed by VDC  Communications,  Inc. on February 22,             (1)
                          2000 for the benefit of Cisco Systems Capital Corporation

          10.20           Agreement  by and between  Level 3  Communications,  LLC and VDC             (1)
                          Telecommunications, Inc. dated March, 2000

          10.21           Commercial  Pilot  Agreement by and between  TransNexus,  L.L.C.             (1)
                          and VDC Telecommunications, Inc. dated March 27, 2000

          10.22           Incentive Stock Option Agreement  between Frederick A. Moran and             (1)
                          VDC Communications, Inc., dated March 24, 2000

          10.23           Form of Incentive Stock Option Agreement for March 2000                      (1)

          10.24           Agreement  by  and  among  VDC  Communications,  Inc.,  Masatepe             (1)
                          Communications,   U.S.A.,   L.L.C.,   General  Electric  Capital
                          Corporation,   Newbridge  Networks   Corporation  and  Newbridge
                          Networks, Inc., dated March 2000

          10.25           Securities    Purchase    Agreement    by   and    between   VDC             (1)
                          Communications,  Inc.  and  Frederick  A. Moran and Joan  Moran,
                          joint tenants, dated April 26, 2000

          10.26           Promissory  Note,  dated April 20, 2000, made by Rare Telephony,             (1)
                          Inc.  and  Cash  Back  Rebates  LD.com,  Inc.  in  favor  of VDC
                          Communications, Inc.


          10.27           Guaranty  Agreement,  dated  April  20,  2000,  made by  Network             (1)
                          Consulting Group, Inc. in favor of VDC Communications, Inc.

          10.28           Personal  Guaranty  Agreement,  dated  April 20,  2000,  made by             (1)
                          Peter J. Salzano in favor of VDC Communications, Inc.

          10.29           Security  Agreement,  dated  April  20,  2000,  by  and  between             (1)
                          Network Consulting Group, Inc. and VDC Communications, Inc.

          10.30           Security  Agreement,  dated  April  20,  2000,  by  and  between             (1)
                          Network Consulting Group, Inc. and VDC Communications, Inc.

          10.31           Security  Agreement,  dated April 20, 2000, by and between Peter             (1)
                          J. Salzano and VDC Communications, Inc.

          10.32           Agreement,   dated   April   20,   2000,   by  and   among   VDC             (1)
                          Communications,  Inc.,  Rare  Telephony,  Inc.,  and  Cash  Back
                          Rebates LD.com, Inc.

          10.33           Letter  Agreement,  dated  April  7,  2000,  by  and  among  VDC             (1)
                          Communications,  Inc.,  Rare  Telephony,  Inc.,  and  Cash  Back
                          Rebates LD.com, Inc., and Free dot Calling.com, Inc.

          10.34           Promissory  Note,  dated May 4,  2000,  made by Rare  Telephony,             (1)
                          Inc.  and  Cash  Back  Rebates  LD.com,  Inc.  in  favor  of VDC
                          Communications, Inc.

          10.35           Guaranty   Agreement,   dated  May  4,  2000,  made  by  Network             (1)
                          Consulting Group, Inc. in favor of VDC Communications, Inc.

          10.36           Personal  Guaranty  Agreement,  dated May 4, 2000, made by Peter             (1)
                          J. Salzano in favor of VDC Communications, Inc.

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

VDC COMMUNICATIONS, INC.


By:/s/   Clayton F. Moran                                   Dated:  May 12, 2000
   -----------------------------------------
         Clayton F. Moran
         Chief Financial Officer and Authorized Signatory

                                  Exhibit Index
    Exhibit Number                                                                               Page Number in
    (Referenced to                                                                                 Rule 0-3(b)
      Item 601 of                                                                                  Sequential
        Reg. S-K                                                                                Numbering System
                                                                                                Where Exhibit Can
                                                                                                    Be Found

          10.17           Master  Agreement  to  Lease  Equipment by and between
                          Cisco   Systems   Capital   Corporation     and    VDC
                          Telecommunications, Inc., dated February 22, 2000

          10.18           Letter   Agreement  by  and  between   Cisco   Systems
                          Capital Corporation and VDC  Telecommunications,  Inc.
                          dated March 3, 2000

          10.19           Guaranty  executed  by  VDC  Communications,  Inc.  on
                          February 22, 2000 for  the  benefit  of Cisco  Systems
                          Capital Corporation

          10.20 Agreement by and between Level 3 Communications, LLC and VDC Telecommunications, Inc. dated March, 2000

          10.21           Commercial  Pilot Agreement by and between TransNexus,
                          L.L.C.  and  VDC  Telecommunications, Inc. dated March
                          27, 2000

          10.22           Incentive Stock Option Agreement  between Frederick A.
                          Moran  and  VDC  Communications, Inc., dated March 24,
                          2000

          10.23           Form  of  Incentive  Stock  Option Agreement for March
                          2000

          10.24           Agreement  by  and  among  VDC  Communications,  Inc.,
                          Masatepe   Communications,   U.S.A.,  L.L.C.,  General
                          Electric  Capital  Corporation,  Newbridge    Networks
                          Corporation and Newbridge Networks, Inc., dated  March
                          2000

          10.25           Securities Purchase Agreement by  and    between   VDC
                          Communications,  Inc.   and  Frederick  A.  Moran  and
                          Joan Moran, joint tenants, dated April 26, 2000


          10.26           Promissory  Note,  dated  April 20, 2000, made by Rare
                          Telephony, Inc. and Cash Back Rebates LD.com, Inc. in favor of VDC Communications, Inc.

          10.27           Guaranty  Agreement,  dated  April  20,  2000, made by
                          Network   Consulting   Group,   Inc.   in   favor   of
                          VDC Communications, Inc.

          10.28           Personal  Guaranty  Agreement,  dated  April 20, 2000,
                          made   by   Peter   J.   Salzano   in   favor  of  VDC
                          Communications, Inc.

          10.29           Security  Agreement,  dated  April  20,  2000,  by and
                          between  Network   Consulting   Group,  Inc.  and  VDC
                          Communications, Inc.

          10.30           Security  Agreement,  dated  April  20,  2000,  by and
                          between  Network   Consulting   Group,  Inc.  and  VDC
                          Communications, Inc.

          10.31           Security  Agreement,  dated April 20,  2000,  by   and
                          between Peter J. Salzano and VDC Communications, Inc.

          10.32           Agreement,  dated  April  20,  2000,  by and among VDC
                          Communications,  Inc., Rare Telephony,  Inc., and Cash
                          Back Rebates LD.com, Inc.

          10.33           Letter  Agreement,  dated  April 7, 2000, by and among
                          VDC Communications,  Inc., Rare  Telephony,  Inc., and
                          Cash   Back   Rebates  LD.com,  Inc.,   and  Free  dot
                          Calling.com, Inc.

          10.34           Promissory  Note,  dated May 4,  2000,  made  by  Rare
                          Telephony, Inc. and Cash Back Rebates LD.com, Inc. in favor of VDC Communications, Inc.

          10.35           Guaranty   Agreement,   dated  May  4,  2000,  made by
                          Network   Consulting   Group,   Inc.   in   favor   of
                          VDC Communications, Inc.

          10.36 Personal Guaranty Agreement, dated May 4, 2000, made by Peter J. Salzano in favor of VDC Communications,
                          Inc.

           27.1           Financial Data Schedule
