Form 10-K
period 2000-06-30
VDC COMMUNICATIONS INC
filed 2000-09-20
CIK 784961

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               /X/ Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     for the fiscal year ended June 30, 2000

               / / Transition Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                        ,
                                       to
                                       --
                                        ,

                        Commission File Number: 001-14281


                            VDC COMMUNICATIONS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                061524454
                --------                                ---------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
            Title of Each Class                           on Which Registered
            -------------------                           -------------------

common stock, $.0001 par value per share                American Stock Exchange


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

                        (1) Yes  (X)   No   ()    (2)  Yes  (X)   No ()

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 7, 2000, was approximately $16,551,328 based upon the closing price of the common stock on such date on the American Stock Exchange of $0.875. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 7, 2000, the number of shares outstanding of the registrant's common stock, par value $.0001 per share, was 24,398,029 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Private Securities Litigation Reform Act Safe Harbor Statement

This Annual Report on Form 10-K contains certain information regarding the registrant's plans and strategies that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this and in other public statements by registrant and its officers, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "project" and similar terms and/or expressions are intended to identify forward-looking statements. These statements reflect the registrant's assessment of a number of risks and uncertainties and the registrant's actual results could differ materially from the results anticipated in these forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Some, but not all, of such risks and uncertainties are described in the risk factors set forth below. Pro forma information contained within this Annual Report on Form 10-K, to the extent it is predictive of the financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Any forward-looking statement speaks only as of the date of this Annual Report on Form 10-K, and the registrant undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event.


                                     Part I

Item 1.  Description of Business

Background

VDC Communications, Inc., a Delaware corporation ("VDC"), is the successor corporation to its former parent, VDC Corporation Ltd., a Bermuda company ("VDC Bermuda"), by virtue of a domestication merger (the "Domestication Merger") that occurred on November 6, 1998 pursuant to which VDC Bermuda merged with and into VDC. The effect of the Domestication Merger was that members/stockholders of VDC Bermuda became stockholders of VDC. The primary reason for the Domestication Merger was to reorganize VDC Bermuda as a publicly traded United States corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC Bermuda, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of preferred stock of VDC, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of VDC, $.0001 par value per share. The Domestication Merger has been accounted for as a reorganization which has been given retroactive effect in the financial statements for all periods presented. (As used in this document, the terms "VDC", "we" and "us" include both VDC and VDC Bermuda. The use of these terms reflects the fact that through November 6, 1998, the publicly held company was VDC Bermuda. Thereafter, due to the Domestication Merger, the publicly held company was VDC.)

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

Current Telecommunications Operations

VDC Communications, Inc. (referred to herein as "VDC," "we" or "us"), directly and through its subsidiaries, owns telecommunications switching and ancillary equipment, leases telecommunications lines and interconnects a global network of carriers and customers providing domestic and international long distance telecommunications services. Our customers include residential long distance end users and long distance telephone companies that resell our services to their retail customers or other telecommunications companies. We currently employ digital switching and transmission technology, and Internet Telephony, or Voice over Internet Protocol ("VoIP") gateway technology. Our telecommunications equipment, currently located in New York and Los Angeles comprises our operating facilities.

We believe the telecommunications industry is attractive given its current size and future growth potential. We are currently a domestic and international telecommunications company providing retail and wholesale carrier services. Our objective is to provide these services to both retail and wholesale customers utilizing VoIP and circuit switched technologies in the short term; and, migrating towards a pure VoIP network in the long term. We have already begun the process of transforming our network with next generation technology.

During  the  year  ended  June  30,  2000  ("Fiscal  2000"),  we  initiated  the development of VDC's VoIP clearinghouse through a wholly-owned subsidiary ("Sub"). We expect that utilizing new Internet technologies to provide voice and facsimile, and possibly additional value added services in the future, will provide us: (i) increased cost efficiencies; (ii) greater network flexibility; and, (iii) an increased network scope. We expect that this can be achieved with a relatively minimal capital outlay. During Fiscal 2000, we began the development of this clearinghouse through Sub by: ordering IP, or Internet Protocol, gateway equipment; and, provisioning to connect to the Internet. In addition, we have since completed a trial and subsequently initiated the clearinghouse. Our clearinghouse is expected to allow wholesale customers to connect and use our network via the public Internet for the transmission of voice calls worldwide. The clearinghouse will provide the clearing and settling of all amounts due as a result of telecommunications traffic passed.

During the fiscal year ending June 30, 2001 ("Fiscal 2001"), we expect to commit most of our resources towards the further development of our residential long distance operations and the VoIP clearinghouse. During the same period, we plan to de-emphasize our traditional wholesale operations and have already begun to take steps to reduce the costs associated with traditional wholesale operations.

Services:

1.       Domestic Residential Services

We recently completed the merger of a residential long distance provider with and into one of our wholly-owned subsidiaries, which was renamed Rare Telephony, Inc. ("Rare"). As a result, through Rare and one of its wholly-owned subsidiaries, we now have over 9,500 retail customers in the United States. The majority of the traffic generated by these customers is originated and terminated domestically.

We acquire residential customers through direct marketing via the telephone. We currently have two products that we offer to residential phone users. They provide the customer a competitive termination rate for long distance calls within the United States. Both of these services are paid for in advance by the customer. We currently do not utilize our own facilities to carry our retail customers' traffic, but may in the future. We refer to these services as VDC PeopleTalkSM on our website, which is located at www.vdccorp.com.

In the future, we expect to procure residential customers through an Internet marketing program. A provisional patent application has been filed for the business method (the "Method") associated with this marketing program. Through a second wholly-owned subsidiary of Rare ("Rare Sub"), we currently hold, subject to certain conditions, an exclusive license (the "Method License") to use the Method for the greatest time permitted by law (but in no event less than ten years). Although we believe the Method License may eventually become material to our operations, it is not currently material.

We believe the acquisition of a retail provider diversifies both our customer base and our telecommunications traffic. In addition, we believe that there is significant potential to achieve higher levels of market penetration in the United States residential market. As a result, we have committed significant resources towards the development of this subsidiary.

Our statements of operations and cash flow for the year ended June 30, 2000, do not include the results of our residential services operations. For the year ended June 30, 2000, these operations, on a stand-alone basis, resulted in revenues of approximately $1.5 million and a net loss of approximately $3.5 million.

2.       International Wholesale Services

The international telecommunications market consists of all telecommunications traffic that originates in one country and terminates in another. The implementation of a high quality international network is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market. We have international gateway switches located in New York and Los Angeles and a VoIP gateway in New York. The network is capable of interconnecting and routing a voice or facsimile call to most parts of the world. In addition, we provide use of our switch capacity and co-location of our switch site to other carriers.

We identify our wholesale services as those using traditional circuit switched technology and those using VoIP technology. Traditional wholesale services are referred to as VDC NetworkTalkSM on our website. VoIP wholesale services are referred to as VDC BusinessTalkSM on our website.

At the end of December 1998, our international wholesale network became operational and we began carrying telecommunications traffic domestically and globally. Our international services are provided through several United States Federal Communications Commission Overseas Common Carrier Section 214 authorizations. The facilities-based global Section 214 authorization enables us to provide international basic switched, private line, data, and business services using authorized facilities to virtually all countries in the world, while the global resale Section 214 authorization enables us to resell the international services of authorized US common carriers for the provision of authorized international basic switched, private line, data, and business services to virtually all countries.

During the calendar years 1998 and 1999, we explored developing direct telecommunications routes to foreign countries, including into Central America. We operated a direct route into Central America until mid-1999. Although we received revenues from the operation of this direct route, it was not a profitable endeavor and we have since migrated to VoIP as a more cost effective manner of building network connectivity to foreign countries.

The wholesale market provides international telecommunications services to its target customer base of long distance service providers worldwide. Our wholesale marketing efforts have traditionally been primarily directed to U.S.-based carriers that originate international traffic. With the advent of our VoIP clearinghouse, we will more actively seek international partners and customers.

During Fiscal 2000, we initiated the development of a Voice over Internet Protocol ("VoIP"), or Internet Telephony, network, which we also call a clearinghouse. This network is expected to both supplement and complement our existing circuit-switched telephony network. We expect that this network will utilize the Internet as a means of transporting calls primarily to international destinations. We expect that the implementation of the VoIP network will result in decreased cost of transmission without noticeable degradation in quality.

Although it has been possible to transmit VoIP calls since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted with quality more similar to traditional circuit-switched networks. Internet Telephony is based on packet switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination along lines carrying packets of other Internet traffic. Packets from multiple calls or faxes can be carried over the same line simultaneously with data from other sources, which results in a higher utilization of transmission lines than can be achieved with circuit-switched technology. Unlike circuit-switched traffic, data packets also can be compressed, which means that Internet Telephony uses less bandwidth per call than traditional methods. As a result, calls can be completed at a lower cost using VoIP.

In order to successfully complete a VoIP call, the network provider, or VDC in this case, needs to have VoIP gateways at the originating and terminating ends of the call. We have provisioned and tested our United States gateway. We are in the process of identifying international partners to provision gateways in foreign countries. As a result, in the interim, we expect to utilize both the circuit-switched and the VoIP networks simultaneously and believe that this will provide an optimal network operation. However, we plan to reduce the use of our traditional technology and migrate our wholesale business towards the VoIP clearinghouse. As a result, we plan to de-emphasize our traditional wholesale operations during Fiscal 2001 and have begun the process of reducing the costs associated with traditional wholesale operations. In addition, we expect that this may reduce the revenues generated from these operations during Fiscal 2001.

We expect the addition of VoIP capability to our international wholesale network to provide significant operational flexibility and reduced costs. In addition, we are also exploring ways to utilize VoIP in our residential product offerings.

The vast majority, approximately 98%, of our revenues during Fiscal 2000 were derived from traditional wholesale operations. Our two largest wholesale customers generated approximately 70% of our total revenues during Fiscal 2000. Therefore, the loss of our largest customers could have a material adverse effect on our business. We believe that the recent addition of residential customers helps diversify our customer base so that we will not be as dependent on these larger customers.

3.       Tower Site Management

Through Sky King Communications, Inc., a Delaware corporation and wholly-owned subsidiary of VDC ("Sky King"), we derive modest revenues from domestic tower site management. The towers provide sites for wireless communications companies to transmit their signals to their customers and receive signals from their customers. A small minority, approximately 2%, of our current revenues are derived from Sky King's tower site management service. We are exploring certain strategic alternatives regarding Sky King, including the potential sale of Sky King or its material contracts.

Metromedia China Corporation Investment

At the inception of our telecommunications business in March, 1998, we actively investigated telecommunications opportunities in Asia, Egypt and Russia, among other countries. We purchased two million shares and warrants to purchase four million additional shares of Metromedia China Corporation ("MCC"). MCC is a private company that has participated in telecommunications and e-commerce joint ventures in China. We are currently carrying the investment in MCC at $140,000. This valuation is extrapolated from the asset value attributed to this investment in the financial statements of Metromedia International Group ("MMG"), the majority owner of MCC. We continue to hold these shares and warrants for investment purposes only.

During Fiscal 2000, we recorded an approximate $2.3 million writedown of our investment in MCC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Consolidated Financial Statements.

Competition

The domestic and international telecommunications industry is highly competitive and subject to rapid change, including the introduction of new services facilitated by advances in technology. We are unable to predict which of many possible future product and service offerings will be important to maintain and improve our competitive position or what expenditures will be required to develop and provide such products and services. Telecommunications providers, both retail and wholesale, compete on the basis of transmission quality, price, customer service, and breadth of service offerings. The U.S.-based international telecommunications services market is dominated by AT&T, MCI WorldCom and Sprint

Corporation. We expect to encounter increasing competition from these and other major domestic and international communications companies, many of which may have significantly greater resources and more extensive domestic and international communications networks than ours. This competition has been putting downward pressure on the price of telecommunications services, such as voice and facsimile services. The continuance of this trend could result in lower profit margins for us if we must reduce our prices to stay competitive. Furthermore, competition is expected to increase as a result of the new competitive opportunities created by the Basic Telecommunications Agreement concluded by members of the World Trade Organization in April 1997 (the "WTO Agreement"). Under the WTO Agreement, the United States and 68 other countries committed to open their telecommunications markets to competition commencing February 5, 1998.

Government Regulation

The following information provides a summary of the material present and proposed federal, state and local and international regulation and legislation affecting the telecommunications industry and the services we provide. This does not purport to be exhaustive. Regulations and legislation are often the subject of judicial proceedings, legislative hearings, and administrative proposals, which could change, in varying degrees, the manner in which the telecommunications industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or us can be predicted at this time.

Our operations are generally heavily regulated. The United States Federal Communications Commission ("FCC") exercises authority over all interstate and international facilities-based and resale services offered by us. We also may be subject to regulation in foreign countries in connection with certain business activities.

There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable laws or regulations or that regulatory activities will not have a materially adverse effect on us.

We are also subject to other FCC and state specific requirements, including the filing of periodic reports and the payment of annual regulatory and other fees. In addition, FCC rules limit the routing of international traffic via international privately-owned lines and prohibit the accepting of "special concessions" from certain foreign telecommunications carriers. The FCC continues to refine its international service rules. FCC rules also require carriers holding Section 214 authorizations to notify the FCC sixty days in advance of an acquisition of a 25% or greater controlling interest by a foreign carrier in that U.S. carrier, or an acquisition by the U.S. carrier of a 25% or greater controlling interest in a foreign carrier. After receiving this notification, the FCC reviews the proposed transaction and, among other things, can require a carrier to meet certain "dominant carrier" reporting and other conditions if the FCC finds that the acquisition creates an affiliation with a dominant foreign carrier.

Our cost of providing domestic long distance services may also be affected by changes in the access charge rates imposed by incumbent local exchange carriers ("LECs") on long distance carriers. We do not currently act as a LEC. The FCC has significantly revised its access charge rules to permit incumbent LECs greater pricing flexibility and relaxed regulation in certain circumstances. The FCC may further modify its access charge rules, and we cannot predict the outcome of any such future rulemaking proceedings or any subsequent legal challenges on the telecommunications industry in general or on us in particular.

We must comply with the requirements of common carriage under the Communications Act of 1934, as amended (the "Communications Act"), including the offering of service on a non-discriminatory basis at just and reasonable rates, and obtaining FCC approval prior to any assignment of FCC authorizations or any transfer of de jure or de facto control of VDC, with certain exceptions. Under the Communications Act and FCC rules, all international telecommunications carriers, including VDC's subsidiaries, are required to obtain authority under
Section 214 of the Communications Act prior to initiating international common carrier services, and must file and maintain tariffs containing the rates, terms and conditions applicable to their services. We, through our wholly-owned subsidiaries (and wholly-owned subsidiaries of our wholly-owned subsidiaries), have received five Section 214 authorizations that authorize the provision of international services on a facilities and resale basis and have filed the requisite tariff for our international services. The FCC recently adopted changes to its rules regarding Section 214 authorizations, which are intended to reduce certain regulatory requirements. Among other things, these changes reduce the waiting period for granting new streamlined applications from 35 days to 14 days; eliminate the requirement for prior approval of pro forma assignments and transfers of control of Section 214 authorizations; and simplify the FCC's process of authorizing the use of private lines to provide switched services
(known as international simple resale or "ISR") on particular routes. Domestic interstate common carriers such as VDC's subsidiaries are not required to obtain
Section 214 or other authorization from the FCC for the provision of domestic interstate telecommunications services. Domestic interstate carriers previously were required to file and maintain tariffs with the FCC containing the specific rates, terms and conditions applicable to their services. These tariffs are effective upon one day's notice; through our subsidiaries, we have filed the requisite domestic tariffs with the FCC. The FCC recently adopted rules eliminating the obligation to file tariffs governing domestic interstate services and requiring that such tariffs be withdrawn. Thus, we will no longer be able to rely upon filed tariffs to establish the rates, terms, and conditions governing our relationships with customers of these services, and instead will have to enter into and rely upon contracts with these customers. The establishment and execution of such agreements will likely increase our costs of doing business.

When appropriate, we would be required to conduct international business in compliance with the FCC's international settlements policy (the "ISP"). The international settlements policy establishes the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement, also referred to as an operating agreement. Among other terms, the operating agreement typically establishes the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements (i.e. monthly or quarterly), the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, procedures for the settlement of disputes, the effective date of the agreement and the term of the agreement. The FCC recently approved significant changes to its ISP that affect us by virtue of our status as a carrier. Specifically, the FCC removed the ISP for arrangements between U.S. carriers and non-dominant foreign carriers (i.e., foreign carriers that lack market power). In addition, the FCC removed the ISP for arrangements with any carrier (dominant or non-dominant) on routes where settlement rates are at least 25% below the FCC's applicable benchmarks and U.S. carriers can terminate 50 percent more of U.S. billed traffic in the foreign market. These routes currently include Canada, the United Kingdom, Sweden, Germany, Hong Kong, The Netherlands, Denmark, Norway, France, Ireland, and Italy, among others. Certain confidential filing requirements still apply to dominant carrier arrangements. Moreover, in connection with changes to the ISP, the FCC now permits U.S. private line resellers to enter into ISR arrangements with non-dominant foreign carriers on any route.

Regulation Specific to Domestic Interstate Telecommunications Services

Our provision of domestic long distance in the United States is subject to regulation by the FCC and certain state public service commission and public utilities commissions, who regulate to varying degrees interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which domestic services are provided. Under federal law, the domestic interstate carriers are subject to a variety of regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier and require the filing of periodic reports. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

Regulation Specific to Internet Telephony - VoIP

In the United States and in numerous other countries, there is currently a small but growing body of laws and regulations directly applicable to Internet access, Internet commerce and VoIP. Due to the popularity and use of the Internet and VoIP, it is likely that a growing number of laws and regulations may be adopted at the international, federal, state and local levels. These regulations cover issues such as user privacy, consumer protection, freedom of expression, encryption standards, trade barriers, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications and licensing. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to those issues. The nature of any laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. VoIP and Internet service providers are currently considered "enhanced service providers" within the U.S. and are exempt from U.S. federal and state regulations governing telecommunications common carriers. Accordingly, the provision of Internet and VoIP services is currently exempt from tariffing, certification and rate regulation. We cannot predict the likelihood that state, federal, or foreign governments will impose additional regulations on VoIP operations, nor can we predict the future impact that any such regulation will have on our business, financial condition or results of operations. In April 1998, the FCC issued a report to Congress on the implementation of the universal service provisions of the Telecommunications Act of 1996. In its report, the FCC indicated that it would re-examine its policy of not requiring providers of certain forms of VoIP and Internet service providers to contribute to the universal service mechanisms. In addition, the FCC stated that it may recognize phone-to-phone VoIP providers as being regulated telecommunications service providers. The European Commission issued on January 10, 1998, a Communication addressing whether VoIP should be considered "voice telephony" and thus subject to regulation by the member states of the European Union. Consistent with its earlier directives, the European Commission stated that Internet telephony could properly be considered "voice telephony," and thus subject to regulation only if certain factors are satisfied. The European Commission also held that at the time no form of VoIP satisfied all of these factors. Currently, providers of VoIP within the European Union are subject to no more than general authorization or declaration requirements by the Member States. Within the U.S. or internationally, we cannot predict the outcome of any future proceedings that may impact our provision of VoIP services or that may impose additional requirements, regulations, or changes upon our provision of such services.

Other Disclosures

We currently hold one service mark registered with the United States Patent and Trademark Office. The registration shall remain in force for ten years from the date of registration (March 28, 2000), subject to certain conditions and requirements. We do not currently believe that this mark is material to our operations.

Employees

As of September 6, 2000, VDC and its wholly-owned subsidiaries (including wholly-owned subsidiaries of VDC's wholly-owned subsidiaries) had approximately 251 employees, of which 5 were executive officers, and 195 were engaged in sales, 37 were engaged in operations, engineering and technical/data systems, and 14 were engaged in administration. We consider our employee relations to be good.

Risk Factors

1. The auditors' report on our financial statements contains a going concern qualification.

We may not be able to continue as a going concern if we do not generate profits or secure significant financing within the short term. Our auditors have raised the issue that we may not be able to continue as a going concern as a result of a lack of profits, working capital deficiency and future cash needs. We have used substantial amounts of working capital in our operations and have sustained significant operating losses. As of June 30, 2000, current liabilities exceeded current assets by approximately $2,700,000. Our continued operations are dependent upon meeting short term financing requirements and long term profitability.

2.       We are not profitable.

We have not yet experienced a profitable quarter and may not ever achieve profitability. We have yet to build sufficient volume of telecommunications voice and facsimile traffic to reach profitability. Our current expenses are greater than our revenues. This will probably continue until we reach a greater level of maturity and it is possible that our revenues may never exceed our expenses. If operating losses continue we will need to find new sources of financing which may or may not be available or our operations will be in jeopardy.

3.       We have limited capital.

Being a relatively small company in a capital intensive industry, our limited capital is a significant risk to our future profitability and viability. We may sell additional shares of our stock, or engage in other financing activities, in order to provide capital that may be needed for our operations. There is no guarantee that market conditions will permit us to do this. If we cannot secure additional capital, our continued operations may be in jeopardy.

4.       We are a company in the early stages of development.

We commenced our present operations during the past 2-3 years, and therefore, have only a limited operating history upon which you can evaluate our business and performance.

5.       We are diversifying our operations.

We have recently entered into a phase of rapid diversification. We are expanding our business lines from being a provider of international wholesale telecommunications services to becoming a diverse supplier of residential, traditional wholesale, and VoIP wholesale telecommunications services. These efforts require us to assume greater risks, which include but are not limited to: greater demands on management's time; the ability of management to learn new skills while continuing to manage effectively our existing operations; investment risks associated with expenditures for new lines of business; and increased pressures upon our operations and financial systems.

6.       Our stock is highly volatile.

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

7.       There  are  a   number  of  risks  specifically  associated   with  our
         residential long distance operations.

We may not be able to successfully integrate the acquisition of Rare Telephony, Inc., a Nevada corporation ("Rare Nevada") into VDC. In addition, we may not be able to develop our newly acquired residential services successfully. If the market for our residential service products does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations may be materially and adversely affected. Our customers and potential customers may be reluctant to use our residential services for a number of reasons, including, but not limited to: lack of product recognition; perceptions that the quality of service may be substandard; and, the reluctance of customers to change long distance carriers.

8. There are a number of risks that will be specifically associated with our VoIP operations.

We may not be able to successfully develop our VoIP operations. If the market for Internet telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations may be materially and adversely affected. Our customers may be reluctant to use VoIP services for a number of reasons, including, but not limited to: perceptions that the quality of voice transmitted over the Internet is substandard; and perceptions that Internet telephony is unreliable. In addition, competition in the market place may limit our ability to obtain an adequate profit margin.

9.       There   are   a  number  of  risks  specifically  associated  with  our
         traditional wholesale operations.

Our traditional wholesale business depends partially on carriers and other communications service providers generating international voice traffic and selecting our network to carry at least some of this traffic. If the volume of international voice traffic fails to increase, or decreases, and our customers do not employ our network, our traditional wholesale operations will not be profitable, which may materially and adversely affect our business, financial condition and results of operations. We plan to de-emphasize our traditional wholesale services during the year ending June 30, 2001. As such, it is likely that the revenues derived from traditional wholesale services will not grow and could decrease. We cannot assure you that end-users will continue to purchase services from our customers or that our wholesale customers will maintain a demand for our services.

10.      We rely heavily on certain underlying carriers.

Separately, our wholesale and residential operations rely on a one or two underlying carriers for their underlying telecommunications connectivity and/or call completion. If any of these carriers can longer no provide services to us, or chooses to no longer provide services to us, it may materially and adversely affect our business.

11. Additional shares will be available for sale in the public market which could cause the market price of our stock to drop significantly.

We estimate that approximately 21.6 million shares of our common stock are currently eligible for resale under applicable securities laws. We expect to register the potential resale of up to an additional 1,388,706 shares of VDC common stock into the public trading market, including 587,073 shares on behalf of Frederick A. Moran and his wife. This would have the effect of increasing the number of shares eligible for public trading. Sales of substantial amounts of the stock in the public market could have an adverse effect on the price of the stock and may make it more difficult for us to sell stock in the future. Although it is impossible to predict market influences and prospective values for securities, it is possible that the increase in the number of shares available for sale, in and of itself, could have a depressive effect on the price of our stock.

12. The future issuance of additional shares of common stock could decrease the value of the shares.

We are presently authorized to issue 50,000,000 shares of common stock, of which 24,398,029 are outstanding as of the date of this report. Issuance of additional shares would likely have a dilutive effect upon the existing stockholders and may reduce the value of their investment. If, as of September 7, 2000, holders of our outstanding options and warrants exercise their rights to purchase shares, we must issue up to 2,924,535 shares of common stock.

We may issue additional shares for valid business purposes within the discretion of our board of directors, including, without limitation:

        -         additional equity financings;

        -         the acquisition of other companies; and

        - compensation of our officers, employees, consultants, and directors.

13. We may not be able to compete successfully with other long distance carriers.

AT&T, MCI WorldCom and Sprint Corporation dominate the U.S.-based international telecommunications services market. We also compete with ITXC, Inc., iBasis, Inc. and other foreign and U.S.-based long distance and VoIP providers, including the Regional Bell Operating Companies, which presently have some FCC authority to resell and terminate international telecommunication services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than we do. If we compete with them for the same customers, their financial strength could hinder our ability to succeed. For example, larger competitors could discount services to attract or maintain customers. We may not have the financial resources to effectively compete with them on that level. Additionally, in the future we may compete abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. Further, the number of our competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the WTO in April 1997. Under the terms of the WTO agreement, starting February 5, 1998, the United States and 68 countries have committed to open their telecommunications markets to competition, increase foreign ownership and adopt measures to protect against anti-competitive behavior. As a result, we believe that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect our gross margins if we are not able to reduce our costs commensurate with such price reductions.

14.      Technical advancement could render our equipment obsolete.

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

15.      A  small  number  of  customers  historically  have  accounted  for   a
         significant percentage of our total sales.

For the year ended June 30, 2000, two customers accounted for approximately 70% of our total sales. Our customers typically are not obligated contractually to purchase any quantity of services in any particular period. The loss of, or a material reduction in orders by, one or more of our key customers could have a material adverse effect on business, financial condition and results of operations.

16.      Our   cost   of   services   and   operating   expenses  may  fluctuate
         significantly.

Our cost of services, operating expenses and cash flow in any given period can vary due to factors including, but not limited to:

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

17.      Some of our customers are high credit risks.

We must assume a certain level of credit risk with our customers in order to do business. Based on such failures in the past, we know that if one or more of our customers fails or refuses to pay us in a timely manner, or at all, it could have a material adverse affect on business, cash flow and financial condition.

18. Limited long-term purchase and resale agreements and pricing pressures for transmission capacity could adversely affect our gross margins.

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

19. Our ability to implement our plan successfully is dependent on a few key people.

We are dependent on the management of VDC and its subsidiaries. We are particularly dependent upon Frederick A. Moran, the Chief Executive Officer of VDC. Mr. Moran is also a significant shareholder and Chairman of the Board of Directors of VDC. VDC has an employment agreement with Mr. Moran through March 2003. We believe the combination of his employment agreement and equity interest in VDC keeps Mr. Moran highly motivated to remain with VDC. We do not maintain key man insurance on Mr. Moran's life.

20. We may not be able to attract enough qualified technical personnel because they are in short supply. If this happens, our ability to compete in our industry would likely be curtailed.

We believe that our success will depend in large part upon our ability to attract, retain, train and motivate highly-skilled employees, particularly project managers and other senior technical personnel. Qualified personnel are in great demand. There is significant competition for good employees and it is likely that access to qualified personnel will remain limited for the foreseeable future. Many of our competitors are in a better financial position than VDC to offer higher compensation to qualified personnel. We may not be successful in attracting a sufficient number of such personnel in the future, or in retaining, training and motivating the employees we are able to attract.

21.      Numerous contingencies could have a material adverse effect on us.

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

22. The future regulation of VoIP services may be burdensome and eliminate cost advantages.

VoIP operations may become subject to regulation in the future. If VoIP is regulated in a manner similar to traditional telephony, our VoIP operations may be burdened and any cost advantages provided by VoIP may be eliminated. We are unable to predict whether, and to what extent, VoIP will be regulated and the impact such regulation may have on our business.

23.      Government involvement in industry could have an adverse effect.

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

24. Recent and potential FCC actions may adversely affect our business by increasing competition, disrupting transmission arrangements and increasing costs.

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

The Telecommunications Act of 1996 permits the FCC to forbear enforcement of the tariff provisions in such act, which apply to all interstate and international carriers. The FCC has adopted rules eliminating the tariffing requirements for domestic interstate services and requiring those carriers to de-tariff their interstate offerings. International service providers must continue to file tariffs. The FCC routinely reviews the contribution rate for various levels of regulatory fees, including the rate for fees levied to support universal service, which fees may be increased in the future for various reasons, including the need to support the universal service programs mandated by the Telecommunications Act of 1996, the total costs for which are still under review by the FCC. We cannot predict the net effect of these or other possible future FCC actions on our business, operating results and financial condition, although the net effect could be material.

25. Regulation of customers may materially adversely affect our revenues by decreasing the volume of traffic we receive from major customers.

Our customers are also subject to actions taken by domestic or foreign regulatory authorities that may affect the ability of customers to deliver traffic to us. Future regulatory actions could materially adversely affect the volume of traffic received from a major customer, which could have a material adverse effect on our business, financial condition and results of operations.

26. Government regulatory policies may increase pricing pressures in our industry.

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

27.      The international telecommunications market is risky.

The international telecommunications market involves certain risks, such as changes in U.S. and foreign government regulations and telecommunications standards, dependence on foreign partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. Moreover, international operations are subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Failure by our agents, strategic partners and other intermediaries, whether past or future, to comply with the FCPA could result in our facing liability. In addition, our business could be adversely affected by a reversal in the current trend toward the deregulation of the telecommunications industry.

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

We may rely on foreign partners to terminate traffic in foreign countries and to assist in installing transmission facilities and network equipment, complying with local regulations, obtaining required licenses and assisting with customer and vendor relationships. We may have limited recourse if our foreign partners do not perform. Our arrangements with foreign partners may expose us to significant legal, regulatory or economic risks over which we may have little control.

28. We may lose revenue or incur additional costs because of network failure.

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

29. We may not be able to continue to obtain sufficient transmission facilities on a cost-effective basis.

The failure to obtain telecommunications facilities that are sufficient to support our network traffic in a manner that ensures the reliability and quality of our telecommunications services may have a material adverse effect on our business, financial condition or results of operations. Our business depends in part, on our ability to obtain transmission facilities on a cost-effective basis.

30. Foreign governments may not provide us with practical opportunities to compete in their telecommunications markets.

We may be subject to regulation in foreign countries in connection with certain of our business activities. For example, laws or regulations in either the transmitting or terminating foreign jurisdiction may affect our use of transit, resale or other routing arrangements. In addition, our operations may be affected by foreign countries, either independently or jointly as members of national organizations such as the WTO may have adopted or may adopt laws or regulatory requirements regarding such services for which compliance would be difficult or expensive and that could force us to choose less cost-effective routing alternatives and that could adversely affect our business, operating results and financial condition. To the extent that we seek to provide telecommunications services in other non-U.S. markets, we are subject to the developing laws and regulations governing the competitive provision of telecommunications services in those markets. We may expand our operations as these markets implement scheduled liberalization to permit competition in the full range of telecommunications services in the next several years. The nature, extent and timing of the opportunity for us to compete in these markets will be determined, in part, by the actions taken by the governments in these countries to implement competition and the response of incumbent carriers to these efforts. The regulatory regimes in these countries may not provide us with practical opportunities to compete in the near future, or at all, and we may not be able to take advantage of any such liberalization in a timely manner.

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

31.      Anti-takeover provisions may deter change in control transactions.

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

32. We have not paid any dividends to our stockholders and do not expect to anytime in the near future.

Instead, we plan to retain future earnings, if any, for investment back into VDC.

Item 2.  Description of Properties

Our headquarters are located in approximately 6,270 square feet of leased office space in Greenwich, Connecticut. The office space is leased from an unaffiliated third party pursuant to a five-year agreement at an annual rental of approximately $170,000. We also lease approximately 3,566 square feet of office space in Aurora, Colorado and 15,790 square feet of office space in Newark, New Jersey where the operations of two of our subsidiaries are located. These offices are leased from unaffiliated third parties pursuant to a five-year agreement at an annual rental of approximately $61,000 and a two-year agreement at an annual rental of approximately $132,000, respectively.

We also lease a total of approximately 8,952 square feet in New York and Los Angeles as sites for its switching facilities. The locations are leased from unaffiliated third parties pursuant to ten-year leases at a combined annual rental of approximately $204,000.

We believe that our  facilities  are  adequate to support our current  needs and
that  suitable  additional  facilities  will  be  available,   when  needed,  at
commercially reasonable terms.

Item 3.  Legal Proceedings

Worldstar Suit

On or about July 30, 1999, Worldstar Communications Corporation ("Worldstar") commenced an action in the Supreme Court of New York entitled Worldstar Communications Corporation v. Lindemann Capital L.P., Activated Communications, L.P., Marc Graubart, Michael Mazzone, VDC Corporation and ING Baring Furman Selz, LLC (Index No. 603621/99) (the "Action"). Worldstar asserts in the Action that, under the terms of a purported joint venture arrangement with Lindemann Capital LP ("Lindemann") and Activated Communications, LP ("Activated"), Worldstar acquired certain rights to share in the profits and ownership of a telecommunications project in Nicaragua (the "Nicaraguan Project") owned by
Masatepe Comunicaciones S.A., a Nicaraguan company ("Masacom"). Masatepe Communications U.S.A., L.L.C. ("Masatepe"), which owns a 49% equity interest in Masacom, was acquired by VDC and is now a wholly-owned subsidiary of VDC. The relief sought by Worldstar included: (1) monetary damages arising out of purported interference with Worldstar's profit participation and ownership in the Nicaraguan Project; and (2) a declaratory judgment that among other things:
(a) Worldstar is entitled to share in the profits and ownership of the Nicaraguan Project; and (b) the transaction pursuant to which VDC acquired an interest in the Nicaraguan Project was void.

Certain of the defendants, including VDC, filed a Motion to Dismiss. In an order dated July 12, 2000, the Court dismissed Worldstar's claims against VDC demanding monetary damages arising out of purported interference with Worldstar's profit participation and ownership in the Nicaraguan Project. The Court denied VDC's Motion to Dismiss Worldstar's declaratory judgment claim against VDC.

In the event that the plaintiff prevails in the Action, the value of VDC's interest in Masatepe, Masacom and/or the Nicaraguan Project could be diluted. Additionally, VDC could be held liable for certain value that may be deemed to have been derived from the operation of Masatepe and/or the Nicaraguan Project, and for related damages. However, pursuant to the Purchase Agreement through which VDC acquired Masatepe (the "Purchase Agreement"), Activated has an obligation to indemnify and hold VDC and Masatepe harmless from any loss, liability, claim, damage and expense arising out or resulting from the Action. In addition, under certain circumstances, Activated has an obligation under the Purchase Agreement to repurchase from VDC all or part of VDC's equity interest in Masatepe. Furthermore, the defendants are vigorously defending the Action. In view of the foregoing, VDC does not believe that the claims asserted in the Action will have a material adverse effect on VDC's assets or operations.

StarCom Suit

On or about July 12, 1999, StarCom Telecom, Inc. ("StarCom") commenced an action in the District Court of Harris County, Texas, in the 127th Judicial District entitled StarCom Telecom, Inc. vs. VDC Communications, Inc. (Civil Action No. 1999-35578) (the "StarCom Action"). StarCom asserts in the StarCom Action that VDC induced it to enter into an agreement with VDC through various purported misrepresentations. StarCom alleges that, due to these purported misrepresentations and purported breaches of contract, it has been unable to provide services to its customers. The relief sought by StarCom includes monetary damages arising out of VDC's purported misrepresentations and purported breaches of contract. In the event that StarCom prevails in the StarCom Action, VDC could be liable for monetary damages in an amount that would have a material adverse effect on VDC's assets and operations.

VDC does not believe that the claims asserted in the StarCom Action are either meritorious or will have a material adverse effect on VDC's assets or operations. To date, despite the fact that the StarCom Action was filed over one year ago, opposing counsel in the StarCom Action has refused to have VDC served with process. Moreover, opposing counsel filed a Motion to Withdraw as Attorney in Charge of the StarCom Action. In the event that VDC is served in the StarCom Action, it intends to defend itself vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

VDC's common stock has traded on the American Stock Exchange ("AMEX") since July 7, 1998 under the trading symbol "VDC." Commencing in 1993 until November 26, 1997, VDC's common stock traded on The NASDAQ Small Cap Market under the trading symbol "VDCLF". On November 26, 1997, NASDAQ imposed a trading halt on VDC's common stock, which was subsequently delisted from trading on NASDAQ on March 2, 1998. From March 2, 1998 to July 7, 1998, VDC's common stock was traded on the OTC Bulletin Board under the trading symbol "VDCLF."

The following table sets forth certain information with respect to the high and low bid or closing prices of VDC's common stock for the periods indicated below:


Fiscal 2000                High         Low
First Quarter             $3.50        $1.25
Second Quarter            $2.25        $0.75
Third Quarter             $3.94        $1.31
Fourth Quarter            $3.94        $1.44


Fiscal 1999
First Quarter             $7.88        $4.13
Second Quarter            $4.50        $3.50
Third Quarter             $5.63        $3.69
Fourth Quarter            $4.00        $2.88

Fiscal 1998
First Quarter             $5.38        $3.88
Second Quarter            $6.50        $4.50
Third Quarter             $6.50        $3.75
Fourth Quarter            $8.63        $5.88


On September 7, 2000, the closing price for VDC's common stock on AMEX was $0.875 per share.

The high and low bid and closing prices for VDC's common stock are rounded to the nearest 1/16th.

Dividends

VDC has not paid any cash dividends to date and has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Board of Directors and to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on VDC's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Holders

As of September 7, 2000, the approximate number of holders of record of VDC's common stock was 843. Based upon the records of our transfer agent, VDC believes the number of beneficial owners of the common stock exceeds 2,127.

Recent Sales of Unregistered Securities

In July 2000, VDC sold 625,000 shares of VDC common stock to accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, as follows:


   Shareholder                                                 Number of Shares    Consideration ($)
   -----------                                                 ----------------    -----------------

   Alan B. Snyder                                                    375,000               375,000
   Alan B. Snyder, IRA                                               125,000               125,000
   Merl Trust                                                         43,125                43,125
   The Lucien I. Levy Revocable Living Trust                          17,500                17,500


   The Elvire Levy Revocable Living Trust                             10,000                10,000
   O.T. Finance, SA                                                   54,375                54,375
                                                                      ------                ------
   Total                                                             625,000               625,000


No commissions were paid in connection with the foregoing transaction.

In June 2000, VDC issued 1,551,020 shares of VDC common stock to the former shareholders of Rare Telephony, Inc., a Nevada corporation ("Rare Nevada") in consideration of the merger of Rare Nevada with and into the Voice & Data Communications (Latin America), Inc. (a wholly-owned subsidiary of VDC now known as Rare Telephony, Inc.) (the "Rare Merger") and 81,633 shares of VDC common stock to RC&A Group, Inc., in consideration of investment banking services rendered in connection with the Rare Merger, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. Of the shares issued to the Rare Nevada shareholders, 930,610 were issued in escrow.

On April 26, 2000, VDC sold 540,000 shares of VDC common stock to Frederick A. Moran and Joan Moran, joint tenants, both accredited investors, for $1,080,000 in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. No commissions were paid in connection with the foregoing transaction.

In consideration for investment banking services arising out of the March 6, 1998 Sky King Merger, during March and April 2000, VDC issued 127,500 shares of VDC common stock to accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, as follows: 52,500 shares to SPH
Investments, Inc.; 50,000 shares to KAB Investments, Inc.; and 25,000 to FAC Enterprises, Inc.

In October 1999, VDC sold 1,333,334 shares of VDC common stock to accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, as follows:


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


(1)      An adult son of Frederick A. Moran.

No commissions were paid in connection with the foregoing transaction.

Item 6.  Selected Financial Data.

The following selected consolidated financial data as of and for each of the period(s) ended June 30, 2000, 1999, 1998, 1997 and 1996 have been derived from the audited consolidated Financial Statements of VDC. Since, as a result of the March 6, 1998 merger, the former stockholders of Sky King Connecticut acquired a controlling interest in VDC Bermuda, the acquisition has been accounted for as a "reverse acquisition". Accordingly, for financial statement presentation purposes, Sky King Connecticut was, for periods prior to March 6, 1998, viewed as the continuing entity and the related business combination was viewed as a recapitalization of Sky King Connecticut, rather than an acquisition by VDC Bermuda. The financial data presented below, for accounting purposes, reflects the relevant Statement of Operations data and Balance Sheet of Sky King Connecticut for periods before the merger on March 6, 1998 and reflect the consolidated results of Sky King Connecticut, VDC Bermuda, and VDC Bermuda's wholly-owned subsidiaries after the merger. On November 6, 1998, the
Domestication Merger, whereby VDC Bermuda merged with and into VDC, was consummated. The Domestication Merger has been accounted for as a reorganization, which has been given retroactive effect in the financial statements for all periods presented. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                    Period from
                                                  January 3, 1996
                                                (inception) through                          Years ended
                                                   June 30, 1996     June 30, 1997  June 30, 1998   June 30, 1999  June 30, 2000
                                                -----------------------------------------------------------------------------------
Statement of Operations Data:
revenues                                            $      4,850     $    43,248    $     99,957    $  3,298,357    $ 8,528,693

cost of services                                           1,091          22,020          28,460       5,155,752      8,721,649
selling, general and administrative                       30,461          53,657       1,167,429       4,636,230      2,482,457
non-cash compensation                                          0               -       2,254,000      16,146,000              -
asset impairment charges                                       0               -               -       1,644,385              -
                                                -----------------------------------------------------------------------------------

operating (loss)                                         (26,702)        (32,429)     (3,349,932)    (24,284,010)    (2,675,413)
operating (loss) per common share                          (0.01)          (0.01)          (0.76)          (1.37)         (0.13)

(loss) on impairment-MCC                                       -               -               -    (21,328,641)     (2,260,000)
(loss) on note restructuring                                   -               -               -     (1,598,425)              -
other income (expense)                                         -               -         195,122        (63,637)       (311,017)
equity in (loss) of affiliate                                  -               -               -       (867,645)              -
                                                -----------------------------------------------------------------------------------
net loss                                            $    (26,702)    $   (32,429)   $ (3,154,810)   $(48,142,358)   $(5,246,430)
                                                ===================================================================================
net loss per common share - basic and diluted       $      (0.01)    $     (0.01)   $      (0.72)   $      (2.72)   $     (0.26)
                                                -----------------------------------------------------------------------------------
weighted average shares outstanding                    3,699,838       3,699,838       4,390,423      17,678,045     20,573,864
                                                -----------------------------------------------------------------------------------

Balance Sheet data:

investment in MCC                                   $          -     $         -    $ 37,790,877    $  2,400,000    $   140,000
                                                -----------------------------------------------------------------------------------
total assets                                        $     16,499     $    15,000    $ 45,823,684    $ 10,002,061    $10,334,513
                                                -----------------------------------------------------------------------------------
long-term liabilities, net of current portion       $          -     $         -    $          -    $    847,334    $   745,559
                                                -----------------------------------------------------------------------------------


stockholders' equity                                $     16,249     $    14,750    $ 45,667,499    $  6,567,532    $ 5,127,501
                                                -----------------------------------------------------------------------------------

Other Operating data:

EBITDA - Adjusted                                   $    (25,162)    $   (29,039)   $ (1,089,726)   $ (5,386,607)   $(1,657,148)
                                                -----------------------------------------------------------------------------------
Cash flows used by operating activities             $    (25,378)    $   (28,573)   $   (859,390)   $ (4,253,532)   $  (395,335)
                                                -----------------------------------------------------------------------------------
Cash flow used in investing activities              $          -     $         -    $ (3,201,433)   $ (2,492,484)   $  (856,261)
                                                -----------------------------------------------------------------------------------
Cash flow from financing activities                 $     27,551     $    27,830    $  6,271,504    $  4,851,704    $ 1,705,922
                                                -----------------------------------------------------------------------------------

Minutes of Use (4)                                             -               -               -      12,155,801     31,699,313
                                                -----------------------------------------------------------------------------------
Revenue per Minute of Use (4)                        $         -     $         -    $          -    $      0.225           0.22

                                                -----------------------------------------------------------------------------------


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

       (3) EBITDA-Adjusted represents earnings (losses) before interest expense, income taxes, depreciation, amortization, other income (expense) and non-recurring charges including non-cash compensation and asset impairment charges. EBITDA does not represent cash flows as defined by generally accepted accounting principles. EBITDA is a financial measure commonly used in VDC's industry and should not be considered in isolation or as a substitute for net income (loss), cash flow from operating activities or other measure of liquidity determined in accordance with generally accepted accounting principles.

       (4)        Not derived from audited financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

As used in this document, the terms "VDC", "we" and "us" include both VDC and VDC Bermuda. The use of these terms reflects the fact that through November 6, 1998, the publicly held company was VDC Bermuda. Thereafter, due to the Domestication Merger, the publicly held company was VDC.

We, directly and through our subsidiaries, own telecommunications switching and ancillary equipment, lease telecommunications lines and interconnect a global network of carriers and customers providing domestic and international long distance telecommunications services. Our customers include residential long distance end users and long distance telephone companies that resell our services to their retail customers or other telecommunications companies. We currently employ digital switching and transmission technology, and Internet Telephony, or Voice over Internet Protocol ("VoIP") gateway technology. Our telecommunications equipment, currently located in New York and Los Angeles, comprises our operating facilities.

We believe the telecommunications industry is attractive given its current size and future growth potential. We are currently a domestic and international telecommunications company providing retail and wholesale carrier services. Our objective is to provide these services to both retail and wholesale customers utilizing VoIP and circuit switched technologies in the short term; and, migrating towards a pure VoIP network in the long term. We have already begun the process of transforming our network with next generation technology.

During the past year, we have made significant advancements in our strategic business plan. Some of the more important events include:

         (1) We completed, and had declared effective, a registration statement permitting the resale of outstanding shares providing our shareholders liquidity and enhancing the efficiency of the public market for our stock;

         (2) We raised over $2.1 million through the private placement of equity;

         (3)      We initiated the development of a VoIP network; and

         (4) We completed the acquisition of a residential long distance telecommunications provider thereby diversifying our customer base and our traffic mix.

We completed the merger of a residential long distance provider with and into one of our subsidiaries (the "Rare Merger"), which was renamed Rare Telephony, Inc. ("Rare") towards the end of the year ended June 30, 2000 ("Fiscal 2000"). As such, the operating results of Rare (and its predecessor Rare Nevada) were not included in our results. Rare's results of operations will be consolidated into VDC effective July 1, 2000.

As a result of the Rare Merger, we now provide long distance telephone services to residential customers. We now have over 9,500 retail long distance telephone customers, more than tripling the number of customers at March 31, 2000 and up from the initiation of the residential sales effort in December 1999. As of September 7, 2000, Rare employed approximately 195 salespeople.

We currently have three primary retail long-distance marketing concepts. Two of them provide customers with a competitive termination rate for long distance calls within the United States and a monthly rebate. The third concept will utilize an exclusive license, held by a wholly-owned subsidiary of Rare, to use a proprietary, Internet-driven, customer-acquisition method that we plan to employ to market telephony services over the Internet. We expect to initiate this concept in the future, although we have not yet set an implementation schedule.

According to a member of National TeleCommunications, Inc.'s ("NTC") former management: seven of Rare's eight-member management team constituted a substantial part of NTC management; NTC, over a 30-month period, grew to approximately $275,000,000 in annualized run-rate revenues and about 1,800,000 telephony customers, thereby becoming the 8th largest retail long distance telephony company measured by presubscribed lines in the United States in 1998; and, NTC's assets were acquired by MCI WorldCom, or an affiliate or subsidiary thereof, in or about January 2000. Inc. Magazine ranked NTC the 38th fastest growing private company in the United States in 1997.

As a result of the Rare transaction, we will seek to employ Internet technologies, including VoIP Telephony and an Internet-driven marketing technique, to reduce the operating costs and improve the marketing methodologies of the combined companies. In addition, Rare is expected to substantially broaden VDC's telephony customer base.

Rare (including its predecessor Rare Nevada) only recently began operations and is currently experiencing negative earnings before interest, taxes, depreciation and amortization ("EBITDA"), which should continue to occur for at least the next several months. The acquisition of Rare Nevada is expected to result in a short-term increase in VDC's propensity to experience negative EBITDA. EBITDA is a financial measure commonly used in the telecommunications industry. Still, EBITDA is not derived from generally accepted accounting principles ("GAAP") and therefore investors should not consider it as indicative of operating income or cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity.

We earn  revenue  from three  sources.  The first two  sources we  consider  our traditional wholesale operations. The first source is our domestic and international telecommunications long distance services which is earned based on the number of minutes billable to our customers, which are other telephone companies. These minutes are generally billed on a monthly basis. Bills are generally due within zero to thirty days. Our second source of revenues is derived from the rental of space, switch capacity and circuits at our telecommunications facilities ("Partition") to other telephone companies. This revenue is generated and billed on a month-to-month basis. We plan to de-emphasize our wholesale operations, in part, by reducing related expenses. As such, we expect revenue from traditional wholesale operations may decrease during the year ending June 30, 2001 ("Fiscal 2001"). Our third source of revenue is from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is also generated and billed on a month-to-month basis. Effective July 1, 2000, we expect to generate revenues from residential long distance customer usage, which will be derived on a per-minute or monthly basis and which is anticipated to be a separate segment.

Revenue derived through the per-minute wholesale transmission of voice and facsimile telecommunications traffic is normally in accordance with contracts with other telecommunications companies. These contracts are often for a year or more, but can generally be amended with a few days notice. Further, these contracts generally do not provide for a fixed volume of telecommunications traffic to be sent to us and, as such, the amount of telecommunications traffic that a customer sends to us during any given month can vary considerably. Occasionally, however, these contracts require payments to us if a customer does not send a fixed minimum amount of telecommunications traffic to us.

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

Our costs also include selling, general, and administrative expenses ("SG&A"). SG&A consists primarily of personnel costs, professional fees, travel, office rental and business development related costs. These costs include, but are not limited to, costs associated with international and VoIP market research, and due diligence regarding potential projects inside and outside of the U.S.

Results of Operations

For the Year-Ended June 30, 2000 Compared to the Year-Ended June 30, 1999

Revenues: Total revenues in the year ended June 30, 2000 increased to approximately $8.5 million from approximately $3.3 million for the year ended June 30, 1999 ("Fiscal 1999"). Revenue of approximately $7.0 million was generated during Fiscal 2000 by the transmission of approximately 31.7 million minutes of telecommunications traffic domestically and internationally ("Long Distance Revenue"). We also generated revenue of approximately $1.1 million from Partition, approximately $217,000 from contractually required payments from a customer due to its failure to provide a certain minimum level of telecommunications traffic, and approximately $129,000 from site tower management. Long Distance Revenue of approximately $2.8 million was generated during Fiscal 1999 by the transmission of approximately 12.2 million minutes. We also generated revenue of approximately $340,000 from Partition and approximately $106,000 from site tower management during Fiscal 1999.

Costs of services: Costs of services of approximately $8.7 million during Fiscal 2000 were up from approximately $5.2 million for Fiscal 1999. The increase is due to increased domestic and international minutes of telecommunications traffic, which we purchased from other long distance carriers and increased operational expenses including salaries, depreciation, and circuit costs. Costs of services as a percentage of revenues decreased from 157% in Fiscal 1999 to 102% in Fiscal 2000. The decrease was mostly attributable to improved rates, increased traffic volume and lower fixed monthly circuit costs.

Selling, general & administrative: SG&A expenses decreased to approximately $2.5 million during Fiscal 2000 from approximately $4.6 million for Fiscal 1999. This decrease was mainly attributable to an aggressive cost cutting program initiated in the Fall of 1999 that successfully discovered and reduced non-critical overhead and selling expenses without impairing our ability to grow revenues. Specifically, the following cost reductions were realized during Fiscal 2000: salaries decreased approximately $1 million, professional fees decreased approximately $427,000, amortization decreased approximately $472,000 and travel and entertainment decreased approximately $211,000.

Non-cash Compensation Expense: Non-cash compensation expense was $0 for Fiscal 2000 compared to $16,146,000 for Fiscal 1999. See "Non-cash Compensation Expense" under "For the Year-Ended June 30, 1999 compared to the Year-Ended June 30, 1998."

Asset impairment charges: There were no asset impairment charges in Fiscal 2000. We incurred approximately $1.6 million in asset impairment charges during Fiscal 1999. These charges relate to the write off of billing software ($479,000), the write off of fixed assets ($503,000) in Nicaragua and write off of goodwill ($661,824) related to the Masatepe subsidiary. The acquisition of Masatepe was made primarily because of the continued relationship Masatepe's affiliate,
Masatepe Comunicaciones, S.A. ("Masacom"), had with ENITEL, the Nicaraguan government controlled telecommunications company. Disagreements over business development arose between Masatepe and Masacom. As a result, we canceled our circuit into Central America and curtailed Masatepe's operations. Masatepe no longer operates its owned telecommunications route to Central America.
Therefore, the goodwill attributable to the Masatepe acquisition had been permanently impaired.

Other expense: Other expense was approximately $2.6 million for Fiscal 2000 compared with approximately $23.0 million for Fiscal 1999. The other expense in Fiscal 2000 was mostly due to a non-cash charge of $2,260,000 attributable to a writedown of our ownership interest in MCC, and approximately $275,000 in charges attributable to settlement or adjustments to disputed carrier charges. Other expense in Fiscal 1999 was mostly due to an approximate $21.3 million writedown of our ownership interest in MCC and a $1.6 million loss on restructuring of notes receivable.

Net loss: Our net loss for Fiscal 2000 was approximately $5.2 million. The net loss was primarily the result of our operating loss and the writedown of our investment in MCC, which is separate and apart from our ongoing core operations. In Fiscal 1999, our net loss was approximately $48.1 million. This was primarily the result of non-cash charges, separate and apart from our ongoing core operations. The write down of our investment in MCC accounted for approximately $21.3 million of the loss. Non-cash compensation accounted for an additional $16.1 million of the loss. On an EBITDA basis, we experienced a loss of approximately $1.7 million during Fiscal 2000 as compared with approximately $5.4 million during Fiscal 1999.

We expect that future profitability is likely to depend upon a combination of several factors, including the following:

         (1)      the success of our retail marketing programs;

         (2)      the competitiveness of both our retail and wholesale products;

         (3)      the successful implementation of our VoIP network;

         (4)      management of growth; and,

         (5)      our financial and operational flexibility.

There are many other factors that could also have an impact.

For the Year Ended June 30, 1999, Compared to the Year Ended June 30, 1998

Revenues: Total revenues in Fiscal 1999 increased to approximately $3.3 million from approximately $100,000 for the year ended June 30, 1998 ("Fiscal 1998"). This was the initial result of the implementation of our telecommunications services. During Fiscal 1999, our international network for telecommunications services became operational and commercial. During the latter months of Fiscal 1999, we experienced a steady increase in minutes of usage of telecommunications services as customers came on line and began utilizing our services. Revenues were generated by Long Distance Revenue, the rental of telecommunications facilities, and tower management. Revenue for Fiscal 1998 was attributable to tower management and consulting.

Costs of services: Costs of services of approximately $5.2 million during Fiscal 1999 were the result of a combination of per minute fees and leased line fees associated with the traffic carried in the period, salaries, depreciation of telecommunications equipment, and other operating expenses. Costs of services of approximately $28,500 for Fiscal 1998 reflected site leasing expenses.

Selling, general & administrative: SG&A expenses increased to approximately $4.6 million during Fiscal 1999 from approximately $1.2 million for Fiscal 1998. This increase was attributable to:

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

Non-cash Compensation Expense: Non-cash compensation expense was $16,146,000 for Fiscal 1999 and $2,254,000 for Fiscal 1998. During Fiscal 1999, 3.9 million shares of VDC's Series B convertible preferred stock ("Escrow Shares"), were released from escrow based upon the achievement of performance criteria which included the deployment of telecommunications equipment in service areas with an aggregate population of greater than 3.9 million. Of the 3.9 million Escrow Shares released, 2.7 million were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children of management and an employee. The shares issued to former Sky King Connecticut shareholders' minor children were considered compensatory because their beneficial ownership was attributed to certain Sky King Connecticut shareholders in management positions with VDC. The non-cash expense reflected on our financial statements was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of VDC's common stock on the date of release. During Fiscal 1998, 600,000 shares of Series B convertible preferred stock were released from escrow based upon the achievement of performance criteria which included the procurement of $6.9 million in equity financing. Of the 600,000 shares of Series B convertible preferred stock released from escrow, 415,084 were considered compensatory for accounting purposes. These compensatory shares were owned by management, their family trusts, minor children of management, and an employee. The non-cash compensation expense reflected on our financial statements is an accounting charge which was developed based on the deemed value of the shares released from escrow, which in turn, was based on the trading price of VDC Bermuda's common stock on the date of release.

Other income (expense): Other income (expense) was approximately $(23.0) million for Fiscal 1999 compared with approximately $195,000 for Fiscal 1998. The other expense was mostly due to a non-cash charge of $(21.3) million attributable to a writedown of our ownership interest in MCC and a $(1.6) million loss on restructuring of notes receivable during Fiscal 2000. Other income during Fiscal 1998 was attributable to interest and dividend income.

Net loss: Our net loss for Fiscal 1999 was approximately $48.1 million. The net loss was primarily the result of non-cash charges, separate and apart from our ongoing core operations. The write down of our investment in MCC accounted for approximately $21.3 million of the loss. Non-cash compensation accounted for an additional $16.1 million of the loss. These items did not affect our liquidity. On an EBITDA basis, we experienced a loss of approximately $5.4 million during Fiscal 1999. Our net loss for Fiscal 1998 was approximately $3.2 million. The Fiscal 1998 net loss was mostly attributable to a non-cash compensation charge and SG&A expenses. On an EBITDA basis, we experienced a loss of approximately $1.0 million during Fiscal 1998.

Liquidity and Capital Resources

Our auditors have raised the issue that we may not be able to continue as a going concern as a result of a lack of profits, working capital deficiency and future cash needs. A significant amount of capital has been expended towards operations and in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of gross profit that may occur as a result of such programs.

Our liquidity requirements arise primarily from cash used in operating activities. To date, we have financed ourselves mostly through equity financing. As of September 12, 2000, we had approximately $200,000 in cash, on a consolidated basis. This does not represent sufficient funds to support our business plans or our current rate of operating losses. In order to continue developing our plans and operations, we need to find a source of funding. We expect to meet short term liquidity requirements by raising additional funds through equity financings and we are currently exploring several financing atlternatives. Liquidity and capital resources could improve within the short term by a combination of any one or more of the following factors: (i) an increase in revenues and gross profit from operations; and (ii) financing activities. An inability to generate cash from either of these factors within the short term could have an adverse material affect on our operations and plans for future growth.

During Fiscal 2000, we implemented cost-cutting measures, which included the following:

         (1)      Reduced  circuit  costs  by  over  50%  by  eliminating unused
                  capacity  and  more  fully   utilizing   remaining  capacity.

         (2) Obtained a release from the vendor on an equipment lease for an asset that was not a strategic fit for our current network and would have cost approximately $16,800 per month beginning January 2000.

         (3)      Reduced our employees  from  29 at September 14, 1999 to 18 at
                  March 31, 2000.   We have subsequently increased our employees
                  significantly as a result of the Rare Nevada acquisition.

         (4) Amended our lease space in our Colorado office which reduced Colorado office rent by approximately 60%.

Although operating results improved significantly during Fiscal 2000, the American Stock Exchange ("AMEX") has notified us that we fall below certain of AMEX's continued listing qualifications. We took numerous steps in Fiscal 2000 to address this issue, including: (i) raising $2.1 million through a private sale of equity; and (ii) substantially reducing overhead costs and operational expenses. As a result of cost cutting and increased sales, we have reduced our negative EBITDA, from approximately $5.4 million during Fiscal 1999 to approximately $1.7 million during Fiscal 2000. However, we expect our rate of EBITDA loss to increase in the quarter ending September 30, 2000 primarily as a result of the losses from our residential long distance operations. Our calculation of EBITDA does not take into account our existing commitments for capital expenditures and should not be seen as representative of the amount of funds generally available to us. The fact that our auditors have raised a going concern issue will likely result in intensified scrutiny by AMEX of our continued listing. As such, there can be no assurances of continued listing.

As a result of the completion of the Rare Nevada acquisition in June 2000, we consider it less likely we will pursue other acquisition opportunities in the short term. Although we would likely use our common stock for acquisitions, such acquisitions may have a significant impact on our need for capital. In the event of a need for capital in connection with an acquisition, we would explore a range of financing options, which could include public or private debt, or equity financing. There can be no assurances that such financing will be available, or if available, will be available on favorable terms. Furthermore, any acquisition may increase our cash losses from operations, thereby reducing our liquidity.

We are projecting capital expenditures of approximately $0 to $50,000 during the remainder of calendar 2000. The capital expenditures are expected to be mainly associated with the VoIP strategy and the residential services. We expect to fund these purchases through capital lease financing or equity financing and cash flow from operations, if any.

Funds may become available to us, through the monetization of certain non-strategic assets. For example, we have sold the telecommunications switch that we formerly owned and operated in Colorado. We have sold this switch for cash and a promissory note. We are also exploring the sale of Sky King, a wholly-owned subsidiary that manages domestic tower sites that provide transmission and receiver locations for wireless communications companies. We expect that any success in monetizing non-strategic assets would improve liquidity.

To meet liquidity requirements in the long term, we need to increase our revenues and gross profit, which will most likely occur as a result of growth in the retail long distance business and an increase in minutes passed by our existing wholesale customers. There are no assurances, however, that these long term objectives will transpire.

In order to meet these long term objectives, we believe we have to further develop a network that provides competitive telecommunications services and a marketing capability that is competitive in customer acquisition. We expect that we will continue to operate the network to build our customer base and that we will continue to acquire customers.

Net cash used in operating activities was approximately $395,000 for Fiscal 2000. We collected approximately $8.4 million from customers while paying approximately $8.8 million to vendors, carriers, and employees. Net cash used by operating activities was approximately $4.3 million for Fiscal 1999. We collected approximately $2.0 million from customers while paying approximately $6.3 million to capital equipment vendors, carriers, other vendors and employees. Net cash used by operating activities of approximately $859,000 for Fiscal 1998 was mostly due to the net loss from operations net of a non-cash compensation charge.

Net cash used by investing activities was approximately $856,000 for Fiscal 2000. Cash was used for capital expenditures and to fund Rare Nevada prior to the acquisition and was provided from collections on notes receivable and a sales tax refund on previously acquired switching equipment. Net cash used by investing activities was approximately $2.5 million for Fiscal 1999. Cash was used for capital expenditures on facilities and switching equipment, the purchase of Masatepe as well as investing in and/or lending funds to Masatepe's 49% Nicaraguan owned subsidiary, Masacom. Cash flows from investing activities included the collection of notes receivable and the return of escrow funds in connection with the investment in MCC. Net cash used by investing activities was approximately $3.2 million for Fiscal 1998. This was primarily the result of the investment in MCC, fixed asset acquisitions and deposits on the purchase of fixed assets offset by the collection of notes receivable.

Cash provided by financing activities was approximately $1.7 million for Fiscal 2000. Cash was provided from the proceeds of the issuance of common stock and the exercise of common stock options and used to fund capital lease obligations. The funds were used mostly for working capital and to fund Rare Nevada prior to the acquisition. Cash provided by financing activities was approximately $4.9 million for Fiscal 1999. This reflects proceeds from the issuance of common stock, the collection of stock subscriptions receivable, and proceeds from the issuance of short-term debt less repayments of debt and capital lease obligations. The funds were used mostly for working capital and capital expenditures. Proceeds provided by financing activities of approximately $6.3 million for Fiscal 1998 were solely from the issuance of common stock and were used to fund operations and capital expenses.

We are currently funding operations through existing cash and accounts receivable collections. We do not know how long it will take before we will be able to operate profitably and, therefore, sustain our business without outside funding.

Recent Accounting Standards

During 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities". During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2000. The FASB further amended SFAS No. 133 in June 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. VDC does not expect the adoption of this statement to have a significant impact on VDC's results of operations, financial position or cash flows.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of calendar 2000. VDC does not expect its adoption to have a material effect on VDC's financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

VDC is currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since our long-term debt obligations are at fixed rates.

VDC's carrying value of cash and cash equivalents, accounts receivable, accounts
payable,  and  marketable   securities-available  for  sale,  are  a  reasonable
approximation of their fair value.

Item 8.  Financial Statements

The information required by this Item is found immediately following the signature page of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure

None.

                                    Part III

Item 10. Directors and Executive Officers.

The directors and executive officers of VDC are listed below.


Name                                          Age     Position
----                                          ---     --------

Frederick A. Moran (1)(2)                      58     Chairman,  Chief Executive Officer,  Secretary and  Director

James B. Dittman (1)                           58     Director

Dr. Hussein Elkholy (2)                        67     Director

Dr. Leonard Hausman (1)(2)                     58     Director

Clayton F. Moran                               29     Chief Financial Officer and Treasurer

Charles W. Mulloy                              35     Vice President, Corporate Development

Edwin B. Read                                  43     Vice President, Operations

Peter Zagres                                   36     Vice President, Sales & Buying


(1)      Member of Compensation Committee
(2)      Member of Audit Committee

Frederick A. Moran

Mr. Moran has served as Chairman, Chief Executive Officer, Secretary, and Director of VDC since March 6, 1998. Mr. Moran served as Chief Financial Officer of VDC from March 6, 1998 until December 10, 1999. Mr. Moran served as the Chairman of Sky King Connecticut from its inception in 1996 through its merger with and into VDC. In 1997, Mr. Moran served as Chairman and Chief Executive Officer of NovoComm, Inc., a privately owned company engaged in the telephony and communications businesses in Russia and Ukraine. Mr. Moran was the co-founder and, from 1990 to 1993, served as Chairman and Chief Executive Officer of International Telcell, Inc. (now part of Metromedia International Group, Inc.). Additionally, Mr. Moran was the founder of and, from 1987 to 1996, served as President of Moran & Associates, Inc. Securities Brokerage, an investment banking and securities brokerage firm ("Moran Brokerage"), and Moran Asset Management, Inc., an investment advisory firm ("Moran Asset").

James B. Dittman

Mr. Dittman has served as a member of VDC's Board of Directors since November 4, 1998. Mr. Dittman is President and a principal shareholder of Dittman Incentive Marketing, a motivation and performance improvement company he founded in 1976.

In 1997, this company was named by the top industry publication as one of the five most innovative incentive marketing companies in the United States. Prior to forming Dittman Incentive Marketing, Mr. Dittman held management positions in marketing and communications with such firms as the Bendix Corporation, Litton Industries, and the SCM Corporation. Mr. Dittman's articles on incentive marketing have appeared widely in business publications, and he has been a keynote speaker and conducted incentive workshops and seminars for 25 years. Mr. Dittman is a past President of the Society of Incentive Travel Executives ("SITE"). In 23 years of SITE involvement, Mr. Dittman has been a member of the Board of Directors and Executive Committee and a Trustee of the SITE Foundation.

Dr. Hussein Elkholy

Dr. Elkholy has served as a member of VDC's Board of Directors since July 8, 1998. From 1995 to the present, Dr. Elkholy has served as the Chairman of National Telecom Company and the President and Chief Executive Officer of Satellite Equipment Manufacturing Corporation, both located in Cairo, Egypt. Dr. Elkholy is also a member of the Board of Directors of the following entities:
Egynet, Egyptian Telephone Company, Egyptian Space Communication. Dr. Elkholy is also a full professor at the Department of Mathematics, Computer Science and Physics at Fairleigh Dickinson University, where he has taught undergraduate and graduate courses in physics, engineering and computer science for over 34 years. From 1979 to 1980, Dr. Elkholy served as acting Dean of the College of Arts and Sciences at Fairleigh Dickinson University.

Dr. Leonard Hausman

Dr. Hausman has served as a member of VDC's Board of Directors since November 4, 1998. Dr. Hausman is a partner in Middle East Holdings LLC, a company devoted to facilitating trade and investment in the Middle East and North Africa. Dr. Hausman is also a member of the Board of Directors of the following entities: deltathree.com, Inc., EastWeb, Inc., Peaceworks, Inc. Dr. Hausman is also President of American Online University. From 1988 until 1998, Dr. Hausman was the Director of the Institute for Social and Economic Policy in the Middle East at Harvard University.

Clayton F. Moran

Mr. Moran has served as Chief Financial Officer and Treasurer of VDC since December 10, 1999. Prior thereto, Mr. Moran served as Vice President, Finance of VDC beginning on June 1, 1998. Prior to joining VDC, Mr. Moran was employed by Moran Real Estate Holdings, Inc. and Putnam Avenue Properties, Inc. and from 1993 to 1995, Mr. Moran was an equity research analyst with Smith Barney, Inc. Mr. Moran is a graduate of Princeton University, with a Bachelor of Arts degree in economics. Mr. Moran is an adult son of Frederick A. Moran.

Charles W. Mulloy

Mr. Mulloy has served as Vice President, Corporate Development, of VDC since February 1, 1998. Mr. Mulloy has a broad background as a technologist and business development manager, having worked in California's Silicon Valley business community for over 10 years. From 1996 to 1998, Mr. Mulloy served as a business development and system design executive for the IBM Corporation and managed IBM's strategic relationship with the Intel Corporation. From 1994 to 1996, Mr. Mulloy served as Vice President of Inacom Information Systems. Prior to that, from 1987 to 1994, Mr. Mulloy served as National Sales Manager for California Computer Options. Mr. Mulloy has extensive experience in developing data and telecommunications solutions with a foundation in network strategy and deployment. He has designed and managed business solutions for several telecommunications companies. Mr. Mulloy graduated from San Francisco State University with a Bachelor of Arts degree in telecommunications.

Edwin B. Read

Mr. Read has served as Vice President of Operations of VDC since December 10, 1999. Prior to this appointment he served as Manager of System Engineering, having joined VDC in April 1998 as one of its charter employees. As a 20 year Electrical Engineer, Mr. Read has a diverse background in telecommunications, having implemented systems throughout the world, most recently with Communications Group International Inc ("CGI") (1993 - 1998). Prior to CGI, he held engineering management positions with Plexsys Corporation, Harris Corporation and worked as a private consultant. With these companies and as an independent consultant, Mr. Read has served as a field installation/integration engineer, as a project development engineer, and has been extensively involved in projects for most of the continents of the world. His work has taken him to several Central and South American countries, throughout the Caribbean region, to the countries of the former Soviet Union, to China, Africa, and the Middle East.

Peter Zagres

Mr. Zagres has served as the Vice President of Sales and Buying for VDC since December 10, 1999. From 1997 to present, Mr. Zagres has served as Chief Executive Officer of Quality Management Resources, Inc., a telecommunications consulting firm specializing in structuring the operations and sales efforts of telecommunications companies. In 1998, in his capacity as Chief Executive Officer of Quality Management Resources, Inc., Mr. Zagres served as Director of Operations for AmeriCom Communications, Inc., a Sacramento based retail long distance provider and as Vice President of Sales for Cross Communications, Inc., a California based calling card and callback provider. From 1995 to 1998, Mr. Zagres served as Director of Operations for One World Communications, Inc. an Arizona based callback and calling card solutions provider.

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

To the best of VDC's knowledge, other than the events specified above, there have been no events under any state or federal bankruptcy laws, no criminal proceedings, no judgments, orders, decrees or injunctions entered against any officer or director, and no violations of federal or state securities or commodities laws material to the ability and integrity of any director or executive officer during the past five years.

Terms of Officers

All officers of VDC serve for terms expiring at the next annual meeting of shareholders following their appointment. Officers' terms are without prejudice to the terms of their employment agreements. Each of VDC's officers, as well as each employee director, devotes substantially full time to the affairs of VDC.

Board Composition

In accordance with the terms of VDC's Certificate of Incorporation, the terms of office of the Board of Directors are divided into three classes: Class I, whose term will expire at the annual meeting of stockholders to be held in 2002; Class II, whose term will expire at the annual meeting of stockholders to be held in 2000; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2001. The Class I directors are Dr. Hussein Elkholy and James Dittman; the Class II director is Dr. Leonard Hausman; and the Class III director is Frederick A. Moran. At each annual meeting of stockholders after the initial classification, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. This classification of the Board of Directors may have the effect of delaying or preventing changes in control or changes in management of VDC.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of forms filed pursuant to Section 16(a) of the Exchange Act, and written representations from certain reporting persons, VDC believes that during Fiscal 2000 all reporting persons timely complied with all filing requirements applicable to them, except for Form 4s and a Form 5 for PortaCom Wireless, Inc ("PortaCom"). Beyond what is reported above, VDC does not know the following with regard to PortaCom: (i) the number of late reports; (ii) the number of transactions that were not reported on a timely basis, or (iii) any known failure to file a required form.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth the compensation earned for the three fiscal years ended June 30, 2000 by VDC's Chief Executive Officer and each of VDC's four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus for Fiscal 2000 exceeded $100,000 (the "Named Executive Officers"). Other than the Chief Executive Officer, there was no VDC executive officer who earned salary and bonus in excess of $100,000 for services rendered in all capacities to VDC and its subsidiaries during Fiscal 2000.

                              Summary Compensation Table

                                                             Long Term Compensation
                                                             ----------------------

                                    Annual Compensation               Awards
                                    -------------------               ------

                                                                    Securities
                                                                    Underlying
                                                                     Options/
Name and Principal Position       Year(s)     Salary($)              SARs(#)
---------------------------       -------     ---------              -------

Frederick A. Moran(1)              2000      125,000.00             670,000(2)
Chief Executive Officer,           1999      125,000.04(3)          200,000(4)
Chairman, Secretary and            1998       40,625.05(5)              -
Director of VDC


(1) Mr. Moran also served as Chief Financial Officer during Fiscal 2000 until December 10, 1999 when another officer was elected to that position.

(2) VDC granted Mr. Moran an option to purchase 450,000 shares of VDC common stock on November 30, 1999 and an option to purchase 20,000 shares of VDC common stock on March 24, 2000. Additional information regarding these stock option grants is contained in the "Option Grants in Last Fiscal Year" table below. Also includes option to purchase 200,000 shares of VDC common stock that was repriced. See "Ten-Year Option / SAR Repricings."

(3)      Included $20,833.34 in deferred income, but not yet paid to Mr. Moran.

(4) VDC granted Mr. Moran an option to purchase 200,000 shares of VDC common stock on December 8, 1998. Additional information regarding these stock option grants is contained in the "Option Grants in Last Fiscal Year" table below.

(5) Reflects compensation for partial year employment. Mr. Moran became Chief Executive Officer, Chief Financial Officer, Chairman, and
         Director of VDC in March 1998 in connection with the Sky King Connecticut Acquisition. Mr. Moran was neither an officer nor a director of VDC prior to the Sky King Connecticut Acquisition.

The following table contains information concerning stock option grants made to Named Executive Officers during Fiscal 2000.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                                                Individual Grants
                                                -----------------
                                                                                                    Potential           Potential
                                                                                                   Realizable          Realizable
                                                                                                Value at Assumed    Value at Assumed
                                                                                                 Annual Rates of     Annual Rates of
                                                   % of Total                                      Stock Price         Stock Price
                       Number of Securities       Options/SARs        Exercise or               Appreciation for    Appreciation for
                       Underlying Options/    Granted to Employees    Base Price   Expiration      Option Term         Option Term
Name                     SARs Granted (#)      in Fiscal Year (1)      ($/Share)      Date          5% ($)(2)          10% ($) (2)
----                     ----------------      ------------------      ---------      ----          ---------          -----------

Frederick A. Moran          450,000 (3)               17.7%            $1.03125     11/30/04        74,368.13         215,371.41

Frederick A. Moran           20,000 (4)                  1%(5)         $3.79         3/24/05        11,944.25          34,922.56

Frederick A. Moran          200,000 (6)                7.9%            $1.38         12/8/03        27,877.50 (7)      90,025.00 (7)


(1) Based upon options to purchase an aggregate of 2,544,500 shares of common stock granted to employees in Fiscal 2000. The options to purchase 2,544,500 shares of common stock includes: (a) options to purchase 1,862,000 shares of common stock granted under VDC's 1998 Stock Incentive Plan, as Amended in Fiscal 2000; and (b) options to purchase 682,500 shares of common stock granted prior to Fiscal 2000 but repriced in Fiscal 2000. Excludes options to purchase 30,000 shares of common stock granted to non-employees in Fiscal 2000 and options to purchase 75,000 shares of common stock granted to non-employees prior to Fiscal 2000 but repriced in Fiscal 2000.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of VDC's securities that the actual stock price appreciation over the 5 year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(3) VDC granted Mr. Moran an option to purchase 450,000 shares of VDC common stock on November 30, 1999. The option vests in equal installments over five years commencing on the first anniversary of the date of grant. The options are exercisable upon vesting.

(4) VDC granted Mr. Moran an option to purchase 20,000 shares of VDC common stock on March 24, 2000. The option was fully vested as of the date of grant. The option was exercisable as of the date of grant.

(5) The actual percentage is less than 1%. The 1% reflected in the table reflects rounding.

(6) Represents option to purchase 200,000 shares of VDC common stock granted to Mr. Moran on December 8, 1998 and repriced on October 1, 1999. The option vests in equal installments over five years commencing on the first anniversary of the date of grant (December 8, 1998). The options are exercisable upon vesting.

(7) Does not include potential realized value at assumed annual rates of stock price appreciation for period from October 1, 1999 to December 8, 1999. Assumes appreciation from December 8, 1999 through December 8, 2003.

             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
             -----------------------------------------------------------------------------------------

                                                                    Number of Securities       Value of Unexercised
                                                                   Underlying Unexercised           In-the-Money
                                                                          Options                   Options/SARs
                                                                        at FY-End(#)                at FY-End($)
                               Shares Acquired       Value              Exercisable/                Exercisable/
Name                           on Exercise (#)    Realized($)          Unexercisable               Unexercisable (1)
----                           ---------------    -----------          -------------               -------------

Frederick A. Moran                    0                0            40,000(E)/160,000(U)        4,800(E)/19,200(U)

Frederick A. Moran                    0                0                 0(E)/450,000(U)           0(E)/210,937.50(U)

Frederick A. Moran                    0                0            20,000(E)/0(U)                    (2)


(1) Based upon the closing price for VDC common stock for June 30, 2000 of $1.50 per share.

(2) Based upon the closing price for VDC common stock for June 30, 2000 of $1.50 per share, none of the options referenced in this line were in-the-money at the close of Fiscal 2000.


             Ten-Year Option / SAR Repricings

                                     Number of Securities    Market Price of                                    Length of Original
                                     Underlying Options/      Stock at Time     Exercise Price at      New     Option Term Remaining
                                       SARs Repriced or      of Repricing or    Time of Repricing   Exercise    at Date of Repricing
           Name              Date        Amended (#)           Amendment $       or Amendment $      Price $        or Amendment
           ----              ----        -----------           -----------       --------------      -------        ------------

Clayton F. Moran            10/1/99         10,000                1.25                4.125           1.25               6/1/08

Clayton F. Moran            10/1/99         45,000                1.25                3.75            1.25              12/8/08

Frederick A. Moran          10/1/99        200,000                1.25                4.125          1.38 (1)           12/8/03

Charles W. Mulloy           10/1/99         10,000                1.25                4.125           1.25               2/1/08

Charles W. Mulloy           10/1/99         50,000                1.25                4.125           1.25               9/2/08

Charles W. Mulloy           10/1/99         40,000                1.25                3.75            1.25              12/8/08

Robert E. Warner            10/1/99         5,000                 1.25                4.125           1.25               4/1/08

Robert E. Warner            10/1/99         2,500                 1.25                4.125           1.25               9/2/08

Robert E. Warner            10/1/99         42,500                1.25                3.75            1.25              12/8/08


(1) The new exercise price was slightly more than 110% of the market price of the stock at the time of repricing. The repricing was structured this way for Mr. Moran to preserve the incentive stock option nature of his option.

Explanation of Repricing

Competition for skilled engineers, sales personnel and other key employees in the telecommunications industry is intense, and the use of stock options for retention and motivation of such personnel is widespread in high-technology industries. The Board of Directors believes that stock options are a critical component of the compensation offered by VDC to promote long-term retention of key employees, motivate high levels of performance and recognize employee contributions to the success of VDC. The market price of the common stock decreased from a high of $7.50 in July 1998 to a low of $1.25 on October 1, 1999. In light of this substantial decline in market price, the Board of Directors believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 1999, the Board of Directors approved an option repricing program under which options to acquire shares of common stock that were originally issued with exercise prices above $1.25 per share were reissued with an exercise price of $1.25 per share (or $1.38 in the case of the Chief Executive Officer and his wife), the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. Options to purchase 757,500 shares of VDC common stock were affected by the repricing program including options to purchase 567,500 shares of common stock issued under the Plan and options to purchase 190,000 shares of common stock issued outside of the Plan. Options to purchase 510,000 shares of common stock granted to executive officers and members of the Board of Directors were affected by the repricing program.

Compensation Committee:

Frederick A. Moran
James Dittman
Dr. Leonard Hausman

Committees of the Board of Directors

On November 9, 1998, VDC's Board of Directors established an Audit Committee and Compensation Committee. Frederick A. Moran, Dr. Hussein Elkholy, and Dr. Leonard Hausman serve on the Audit Committee. Mr. Moran is not an independent member of the Audit Committee. On May 30, 2000, VDC's Board of Directors and the Audit Committee adopted and approved an Audit Committee Charter for VDC. As reflected in this Charter, the Audit Committee's primary duties and responsibilities are to:

     - Monitor the integrity of VDC's financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance.

     - Monitor the independence and performance of VDC's independent auditors and internal auditing department.

     - Provide an avenue of communication among the independent auditors, management, the internal auditing department, and the Board of Directors.

The Charter goes into considerable additional detail regarding the Audit Committee's duties and responsibilities.

The Compensation Committee consists of Frederick A. Moran, James Dittman, and Dr. Leonard Hausman. James Dittman and Dr. Leonard Hausman are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee recommends general compensation policies to the Board, oversees VDC's compensation plans, establishes the compensation levels for executive officers and advises the Board on the compensation policies for VDC's executive officers.

The Board may, from time to time, establish other committees of the Board.

Director Compensation

As compensation for their service to VDC, each independent Director is granted upon initial appointment options to purchase 25,000 shares of VDC's common stock. The options vest in equal installments over three years commencing on the first anniversary of the date of grant and are contingent upon continued service as a member of the Board of Directors. Other than the stock options granted to independent Directors, Directors do not receive a salary, payment or reimbursement of any kind for their service to VDC. From time to time, the Board may grant additional options to each independent Director.

On November 30, 1999, VDC granted each of Dr. Leonard Hausman, Dr. Hussein Elkholy and James Dittman options to purchase 10,000 shares of VDC common stock at an exercise price of $.9375 per share, in connection with their service as Directors. The options vest in equal installments over three years commencing on the first anniversary of the date of grant and are contingent upon continued service as a member of the Board of Directors.

Employment   Contracts  and  Termination  of  Employment  and  Change-in-Control
Arrangements

VDC has an employment agreement with Frederick A. Moran. The agreement, which is dated March 3, 1998, provides for an initial term of five years with year-to-year renewals in the event that neither Mr. Moran nor VDC elects to terminate the agreement after the initial term or otherwise. The agreement contains non-competition and non-solicitation provisions which survive employment for a term of one year. Mr. Moran's current base salary is $125,000. Upon Mr. Moran's death, incapacity or termination without "cause", as defined in the agreement, Mr. Moran is entitled to a lump sum payment at the time of the termination of his employment equal to one year's base salary. Mr. Moran has been granted options to purchase shares of VDC common stock. See "Option Grants in Last Fiscal Year." Pursuant to VDC's 1998 Stock Incentive Plan, as Amended

(the "Plan"), all options held by Mr. Moran, and all other option holders under the Plan will vest upon certain change-in-control transactions.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

On November 9, 1998, VDC's Board of Directors established a Compensation Committee. The Compensation Committee consists of Frederick A. Moran, James Dittman, and Dr. Leonard Hausman. James Dittman and Dr. Leonard Hausman are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. Mr. Moran serves as an executive officer of VDC and as an officer of each of VDC's subsidiaries. The Compensation Committee recommends general compensation policies to the Board, oversees VDC's compensation plans, establishes the compensation levels for executive officers and advises the Board on the compensation policies for VDC's executive officers.

No executive officer of VDC served as a member of the board of directors of any entity that had one or more executive officers serving as a member of VDC's Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of VDC common stock as of September 7, 2000 with respect to: (i) each person known by VDC to beneficially own 5% or more of the outstanding shares of VDC common stock; (ii) each of VDC's directors; (iii) each of VDC's Named Executive Officers; and (iv) all directors and executive officers of VDC as a group. Except as otherwise indicated, each person set forth below has sole voting and investment power on the shares reported.

                                                                    Amount and Nature of                  Percent
Name and Address of Beneficial Owner (1)                          Beneficial Ownership(2)                 Of Class
------------------------------------                              -----------------------                 --------

Frederick A. Moran                                                      4,112,387 (3)                        16.8%
75 Holly Hill Lane
Greenwich, CT 06830

Dr. Hussein Elkholy                                                        16,666 (4)                           *
75 Holly Hill Lane
Greenwich, CT 06830

Dr. Leonard Hausman                                                        16,666 (4)                           *
75 Holly Hill Lane
Greenwich, CT 06830

James B. Dittman                                                           18,666 (4)                           *
75 Holly Hill Lane
Greenwich, CT 06830


Clayton F. Moran                                                        1,448,663 (5)                         5.9%
75 Holly Hill Lane
Greenwich, CT 06830

Frederick W. Moran                                                      1,608,563 (6)                         6.6%
Jefferies & Company
520 Madison Avenue
New York, NY  10022

All executive officers and directors                                    5,700,786 (7)                        23.2%
as a group (8 persons)


(*)      Less than 1%.

(1) PortaCom Wireless, Inc. ("PortaCom"), a shareholder shown in previous VDC Annual Reports on Form 10-K as being a significant shareholder, has been excluded from the foregoing table due to the fact that the records of VDC's transfer agent as of September 7, 2000 indicate that PortaCom does not beneficially own 5% or more of the outstanding shares of VDC common stock.

(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days of the date hereof through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 24,398,029 shares of common stock outstanding as of September 7, 2000.

(3) Includes 1,139,890 shares owned directly by Mr. Moran as well as 2,907,997 shares owned, directly or indirectly, by certain members of Mr. Moran's family and certain entities associated with Mr. Moran's family, whose ownership is attributed to Mr. Moran. Also, does not include 1,608,563 shares owned by Frederick W. Moran and 1,448,663 beneficially owned by Clayton F. Moran, both of whom are Mr. Moran's adult children. Includes options, in the name of Mr. Moran, to purchase 60,000 shares of common stock. Includes options, in the name of Mr. Moran's wife, to purchase 4,500 shares of common stock. Does not include options, in the name of Mr. Moran, to purchase 760,000 shares of common stock which may vest in or after November 2000. Does not include options, in the name of Mr. Moran's wife, to purchase 33,000 shares of common stock which may vest in or after November 2000. Mr. Moran has filed a Schedule 13D (and an amendment thereto) reporting beneficial ownership of more than 10% of VDC Communications, Inc.'s outstanding shares of common stock. This Schedule 13D contains numerous disclaimers including one in which he asserts "[t]he filing of this Statement shall not be construed as an admission that Mr. Moran is, for purposes of Section 13(d), or 13(g) of the Act, the beneficial owner of any securities covered by the Statement."

(4) Includes options to purchase 16,666 shares of common stock. Does not include options to purchase 18,334 shares of common stock which may vest on or after November 30, 2000.

(5) Includes options to purchase 23,000 shares of common stock. Does not include options to purchase 212,000 shares of common stock which may vest on and after November 30, 2000. Includes 63 shares that Mr. Moran has the right to acquire upon demand from a trust. An adult son of Frederick A. Moran and employed as Chief Financial Officer and Treasurer of VDC.

(6) Includes 63 shares that Mr. Moran has the right to acquire upon demand from a trust. An adult son of Frederick A. Moran.

(7) Includes options to purchase 218,498 shares of common stock. Does not include options to purchase 1,587,002 shares of common stock which may vest on and after November 30, 2000.

Item 13. Certain Relationships and Related Transactions

Registration of Certain Moran Shares

VDC registered the potential resale of 6,931,046 shares of VDC common stock the beneficial ownership of which is attributed to Frederick A. Moran and certain members of Mr. Moran's immediate family (the "Moran Shares"). The Moran Shares were included in an Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 333-80107) which was filed with the United States Securities and Exchange Commission on November 8, 1999 (the "Registration Statement"). Of the Moran Shares included in the Registration Statement, 328,170 of said shares were included pursuant to registration rights granted in connection with the sale of said shares in May 1999 to Mr. Moran, certain Moran family members, and certain trusts for the benefit of Mr. Moran's minor children.

VDC will include the Moran Shares, to the extent they have not been sold or disposed of, in a registration statement on Form S-3 that VDC is currently working on in order to continue to permit their resale. VDC will also include in the S-3 an additional 587,073 for Mr. Moran and his wife. 540,000 of these shares are being included in the S-3 pursuant to registration rights granted in connection with their sale to Mr. Moran and his wife.

Loans From Director and Officer

In September 1999, Frederick A. Moran, a director and officer of VDC, transferred personal funds totaling $80,000 to VDC. This amount represented a short term loan to be repaid by VDC in accordance with the terms of a promissory note executed by VDC on September 24, 1999. In April 2000, VDC repaid the promissory note and accrued interest in full. The promissory note was due on September 24, 2000 and provided for an interest rate of eight percent (8%) per annum.

Private Placement Transactions

Through a Securities Purchase Agreement dated April 26, 2000, VDC sold an aggregate of 540,000 shares of VDC common stock, at a price of $2.00 per share, the closing market price on the date of sale, to Frederick A. Moran and Joan B. Moran, joint tenants, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

Through a Securities Purchase Agreement dated October 27, 1999, VDC sold 666,667 shares of VDC common stock, at a price of $0.75 per share, to Frederick W. Moran, the adult son of Frederick A. Moran, in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.       Financial Statements filed as part of this Report:

         Auditors' Report of BDO Seidman LLP, Independent Auditors, on Company's Consolidated Financial Statements for the fiscal years ended June 30, 2000 and 1999, and 1998.

         Consolidated Balance Sheets of VDC as of June 30, 2000, 1999.

         Consolidated Statements of Operations of VDC for the fiscal years ended June 30, 2000, 1999, and 1998.

         Consolidated Statements of Cash Flows of VDC for the fiscal years ended June 30, 2000, 1999, and 1998.

         Consolidated Statements of Stockholders' Equity of VDC for the fiscal years ended June 30, 2000, 1999, and 1998.

         Notes to Consolidated Financial Statements of VDC

B.       The following Exhibits are filed as part of this Report:

         The following Exhibits are attached hereto and incorporated herein by reference.


      Exhibit No.                                   Description                                 Method of Filing
      -----------                                   -----------                                 ----------------

            2.1           Agreement  and Plan of Merger  dated  May 25,  2000 by and among             (1)
                          VDC  Communications,  Inc., Voice & Data  Communications  (Latin
                          America), Inc., Rare Telephony,  Inc., and the holders of all of the outstanding common stock of Rare Telephony, Inc.


            2.2           Amendment to Agreement and Plan of Merger dated June 14, 2000                (1)

            2.3           Certificate of Merger of Rare Telephony,  Inc. into Voice & Data             (1)
                          Communications (Latin America), Inc.

            2.4           Articles  of Merger of Rare  Telephony,  Inc.  into Voice & Data             (1)
                          Communications (Latin America), Inc.

            3.1           Certificate of Incorporation, as amended of VDC Communications,              (2)
                          Inc.

            3.2           Amended and Restated Bylaws of VDC Communications, Inc.                      (2)

            4.1           Specimen of common stock certificate                                         (3)

            4.2           1998 Stock Incentive Plan                                                    (3)

           10.1           1998 Stock Incentive Plan, as Amended                                        (4)

           10.2           Settlement,  Release and  Separation  Agreement by and among VDC             (4)
                          Communications,  Inc. and William H.  Zimmerling,  dated October
                          1, 1999

           10.3           Settlement,  Release and  Separation  Agreement by and among VDC             (4)
                          Communications,  Inc.  and Robert E. Warner,  dated  October 18,
                          1999

           10.4           Form of Non-Qualified Stock Option Agreement                                 (4)

           10.5           Incentive Stock Option Agreement  between Frederick A. Moran and             (4)
                          VDC Communications, Inc., dated October 1, 1999

           10.6           Form of Incentive Stock Option Agreement                                     (4)

           10.7           Form of Incentive Stock Option Agreement                                     (4)

           10.8           Form of Securities Purchase Agreement for October 1999                       (4)

           10.9           Form of Registration Rights Agreement for October 1999                       (4)

          10.10           Form of Non-Qualified Stock Option Agreement for November 1999               (5)

          10.11           Form of Incentive Stock Option Agreement for November 1999                   (5)

          10.12           Incentive Stock Option Agreement  between Frederick A. Moran and             (5)
                          VDC Communications, Inc., dated November 30, 1999

          10.13           Incentive  Stock Option  Agreement  between Peter Zagres and VDC             (5)
                          Communications, Inc., dated November 30, 1999


          10.14           Incentive Stock Option  Agreement  between Charles W. Mulloy and             (5)
                          VDC Communications, Inc., dated December 21, 1999

          10.15           Release  Agreement  by and among Zions Credit  Corporation,  VDC             (5)
                          Communications,  Inc., and VDC  Telecommunications,  Inc., dated
                          December 6, 1999

          10.16           Assumption  Agreement  between  Zions  Credit  Corporation,  VDC             (5)
                          Communications,  Inc.,  VDC  Telecommunications,  Inc.  and Wang
                          Communications, Inc., dated December 1999

          10.17           Master  Agreement  to  Lease  Equipment  by  and  between  Cisco             (6)
                          Systems Capital  Corporation and VDC  Telecommunications,  Inc.,
                          dated February 22, 2000

          10.18           Letter   Agreement  by  and  between   Cisco   Systems   Capital             (6)
                          Corporation and VDC Telecommunications, Inc. dated March 3, 2000


          10.19           Guaranty  executed by VDC  Communications,  Inc. on February 22,             (6)
                          2000 for the benefit of Cisco Systems Capital Corporation

          10.20           Agreement  by and between  Level 3  Communications,  LLC and VDC             (6)
                          Telecommunications, Inc. dated March, 2000

          10.21           Commercial  Pilot  Agreement by and between  TransNexus,  L.L.C.             (6)
                          and VDC Telecommunications, Inc. dated March 27, 2000

          10.22           Incentive Stock Option Agreement  between Frederick A. Moran and             (6)
                          VDC Communications, Inc., dated March 24, 2000

          10.23           Form of Incentive Stock Option Agreement for March 2000                      (6)

          10.24           Agreement  by  and  among  VDC  Communications,  Inc.,  Masatepe             (6)
                          Communications,   U.S.A.,   L.L.C.,   General  Electric  Capital
                          Corporation,   Newbridge  Networks   Corporation  and  Newbridge
                          Networks, Inc., dated March 2000

          10.25           Securities    Purchase    Agreement    by   and    between   VDC             (6)
                          Communications,  Inc.  and  Frederick  A. Moran and Joan  Moran,
                          joint tenants, dated April 26, 2000

          10.26           Promissory  Note,  dated April 20, 2000, made by Rare Telephony,             (6)
                          Inc.  and  Cash  Back  Rebates  LD.com,  Inc.  in  favor  of VDC
                          Communications, Inc.

          10.27           Guaranty  Agreement,  dated  April  20,  2000,  made by  Network             (6)
                          Consulting Group, Inc. in favor of VDC Communications, Inc.


          10.28           Personal  Guaranty  Agreement,  dated  April 20,  2000,  made by             (6)
                          Peter J. Salzano in favor of VDC Communications, Inc.

          10.29           Security  Agreement,  dated  April  20,  2000,  by  and  between             (6)
                          Network Consulting Group, Inc. and VDC Communications, Inc.

          10.30           Security  Agreement,  dated  April  20,  2000,  by  and  between             (6)
                          Network Consulting Group, Inc. and VDC Communications, Inc.

          10.31           Security  Agreement,  dated April 20, 2000, by and between Peter             (6)
                          J. Salzano and VDC Communications, Inc.

          10.32           Agreement,   dated   April   20,   2000,   by  and   among   VDC             (6)
                          Communications,  Inc.,  Rare  Telephony,  Inc.,  and  Cash  Back
                          Rebates LD.com, Inc.

          10.33           Letter  Agreement,  dated  April  7,  2000,  by  and  among  VDC             (6)
                          Communications,  Inc.,  Rare  Telephony,  Inc.,  and  Cash  Back
                          Rebates LD.com, Inc., and Free dot Calling.com, Inc.

          10.34           Promissory  Note,  dated May 4,  2000,  made by Rare  Telephony,             (6)
                          Inc.  and  Cash  Back  Rebates  LD.com,  Inc.  in  favor  of VDC
                          Communications, Inc.

          10.35           Guaranty   Agreement,   dated  May  4,  2000,  made  by  Network             (6)
                          Consulting Group, Inc. in favor of VDC Communications, Inc.

          10.36           Personal  Guaranty  Agreement,  dated May 4, 2000, made by Peter             (6)
                          J. Salzano in favor of VDC Communications, Inc.

          10.37           Escrow  Agreement,   dated  May  25,  2000,  by  and  among  VDC             (1)
                          Communications,   Inc.,  Voice  &  Data  Communications   (Latin
                          America),  Inc., the  shareholders of Rare Telephony,  Inc., and
                          Buchanan Ingersoll Professional Corporation

          10.38           Form of Registration Rights Agreement                                        (1)

          10.39           Form of Executive Employment Agreement                                       (1)

          10.40           Form of Employment Agreement                                                 (1)

          10.41           Independent  Contractor  Agreement,  dated May 25, 2000,  by and             (1)
                          among Peter J.  Salzano and Voice & Data  Communications  (Latin
                          America), Inc.

          10.42           License Agreement,  dated June 14, 2000, by and between Peter J.             (1)
                          Salzano and Free dot Calling.com, Inc.


          10.43           Network  Agreement,  dated May 25,  2000,  by and among  Network             (1)
                          Consulting Group, Inc. and VDC Communications, Inc.

          10.44           Funding  Agreement,  dated June 14, 2000, by and between Voice &             (1)
                          Data    Communications    (Latin   America),    Inc.   and   VDC
                          Communications, Inc.

          10.45           Promissory  Note,  dated June 23, 2000,  made by Rare Telephony,             (1)
                          Inc. in favor of Peter J. Salzano

          10.46           Form of Securities Purchase Agreement for June  2000                         (7)

          10.47           Form of  Amendment to  Securities  Purchase  Agreement  for July             (7)
                          2000

          10.48           Form of Registration Rights Agreement for June  2000                         (7)

          10.49           1998 Stock Incentive Plan, as Amended Through August 9, 2000                 (7)

          10.50           Incentive Stock Option Agreement  between Frederick A. Moran and             (7)
                          VDC Communications, Inc., dated August 9, 2000

          10.51           Incentive  Stock Option  Agreement  between Clayton F. Moran and             (7)
                          VDC Communications, Inc., dated August 9, 2000

          10.52           Purchase   and  Sale   Agreement,   by  and   between   Omnetrix             (7)
                          International,  Inc.  and VDC  Telecommunications,  Inc.,  dated
                          August 26, 2000

          10.53           Promissory  Note,  dated  August  26,  2000,  made  by  Omnetrix             (7)
                          International, Inc. in favor of VDC Telecommunications, Inc.

          10.54           Security  Agreement,  dated  August 26,  2000,  made by Omnetrix             (7)
                          International, Inc. in favor of VDC Telecommunications, Inc.

          10.55           Promissory  Note,  dated  June  14,  2000,  made by Voice & Data             (7)
                          Communications   (Latin   America),   Inc.   in   favor  of  VDC
                          Communications, Inc.

          10.56           Promissory  Note,  dated  June  14,  2000,  made by Voice & Data             (7)
                          Communications   (Latin   America),   Inc.   in   favor  of  VDC
                          Communications, Inc.

          10.57           Form of Promissory Note executed by Rare Telephony, Inc.                     (7)

           21.1           Subsidiaries of Registrant                                                   (7)

           27.1           Financial Data Schedule                                                      (7)


(1) Filed as an Exhibit to VDC Communications, Inc.'s Current Report on Form 8-K, dated June 14, 2000, and incorporated by reference herein.

(2) Filed as an Exhibit to Registrant's registration statement on Form S-4, filed with the SEC on September 9, 1998, and incorporated by reference herein.

(3) Filed as an Exhibit to Registrant's registration statement on Form 8-A/A, filed with the SEC on January 19, 1999, and incorporated by reference herein.

(4) Filed as an Exhibit to Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on November 8, 1999, and incorporated by reference herein.

(5) Filed as an Exhibit to VDC Communications, Inc.'s Form 10-Q for the quarter ended December 31, 1999, and incorporated herein by reference.

(6) Filed as an Exhibit to VDC Communications, Inc.'s Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference herein.

(7)      Filed herewith.

C.       Reports on Form 8-K

         Report on Form 8-K dated June 14, 2000 reporting acquisition of Rare Telephony, Inc.

         An Amendment to Form 8-K (Form 8-K/A) was filed with the Securities and Exchange Commission on August 25, 2000 amending a previously filed Form 8-K dated as of June 14, 2000 relative to the Company's acquisition of Rare Telephony, Inc. The Amendment contained the historical "Financial Statements of Acquired Businesses" and "Pro Forma Financial Information" required under Items 7(a) and 7(b) of Form 8-K.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2000                          VDC COMMUNICATIONS, INC.


                                                By: /s/ Frederick A. Moran
                                                   -----------------------------
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                                By: /s/ Clayton F. Moran
                                                   -----------------------------
                                                    Chief Financial Officer/
                                                    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


Signature                                    Title                                  Date


/s/ Frederick A. Moran                       Chairman of the Board,                 September 20, 2000
----------------------                       Chief Executive Officer,
Frederick A. Moran                           Director

/s/ Clayton F. Moran                         Chief Financial Officer and            September 20, 2000
--------------------                         Treasurer/ Principal
Clayton F. Moran                             Accounting Officer

/s/ James B. Dittman                         Director                               September 13, 2000
--------------------
James B. Dittman

/s/ Dr. Hussein Elkholy                      Director                               September 14, 2000
-----------------------
Dr. Hussein Elkholy

/s/ Dr. Leonard Hausman                      Director                               September 14, 2000
-----------------------
Dr. Leonard Hausman


VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
Index to Financial Statements

Report of Independent Certified Public Accountants                     F-2
Consolidated financial statements:
        Balance sheets                                                 F-3
        Statements of operations                                       F-4
        Statements of stockholders' equity                             F-5-F-7
        Statements of cash flows                                       F-8
        Notes to consolidated financial statements                     F-9-F-25

Supplemental material:
        Report of Independent Certified Public Accountants
        on supplemental material                                       F-26
        Schedule II - Valuation and Qualifying Accounts                F-27

Report of Independent Certified Public Accountants

Board of Directors and Stockholders of
VDC Communications, Inc. and subsidiaries
Greenwich, Connecticut

We have audited the accompanying consolidated balance sheets of VDC Communications, Inc. and subsidiaries as of June 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VDC Communications, Inc. and subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working captial deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ BDO Seidman, LLP
                                                            --------------------
                                                            BDO Seidman, LLP
Valhalla, New York
August 30, 2000

VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,            June 30,
                                                                                                 1999                2000
                                                                                                 ----                ----

Assets
Current:

     Cash and cash equivalents                                                              $    317,799       $    772,125
     Restricted cash                                                                             475,770
     Marketable securities                                                                        90,375             51,213
     Accounts receivable, net of allowance for doubtful accounts
      of $7,000 in 1999 and $504,088 in 2000                                                   1,251,581            935,217
     Notes receivable - current                                                                  249,979                  -
                                                                                      --------------------------------------
          Total current assets                                                                 2,385,504          1,758,555

Property and equipment, less accumulated depreciation                                          4,888,163          4,286,707
Intangibles, net                                                                                       -          3,643,193
Investment in MCC                                                                              2,400,000            140,000
Other assets                                                                                     328,394            506,058
                                                                                      --------------------------------------
          Total assets                                                                      $ 10,002,061       $ 10,334,513
                                                                                      --------------------------------------
Liabilities and Stockholders' Equity
Current:
     Accounts payable and accrued expenses                                                  $  2,160,839       $  3,748,037
     Unearned revenue                                                                                  -            463,585
     Current portion of long term debt                                                                 -             71,490
     Current portion of capitalized lease obligations                                            426,356            178,341
                                                                                      --------------------------------------
          Total current liabilities                                                            2,587,195          4,461,453

     Long-term portion of long term debt                                                               -            224,077
     Long-term portion of capitalized lease obligations                                          847,334            521,482
                                                                                      --------------------------------------
          Total liabilities                                                                    3,434,529          5,207,012
                                                                                      --------------------------------------
Commitment and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                               -                  -
     Common  stock,  $0.0001 par value,  authorized  50 million  shares issued -
     20,186,462 and 25,200,347  at June 30, 1999 and 2000, respectively                            2,018              2,520
     Additional paid-in capital                                                               67,737,195         71,556,305
     Accumulated deficit                                                                     (60,339,393)       (65,904,573)
     Treasury stock - at cost, 1,875,000 shares at June 30, 1999
     and June 30, 2000                                                                          (164,175)          (164,175)
     Stock subscriptions receivable                                                             (344,700)                 -
     Accumulated comprehensive income (loss)                                                    (323,413)          (362,576)
                                                                                      --------------------------------------
          Total stockholders' equity                                                           6,567,532          5,127,501
                                                                                      --------------------------------------
Total liabilities and stockholders' equity                                                  $ 10,002,061       $ 10,334,513
                                                                                      --------------------------------------

See accompanying notes to consolidated financial statements.


VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                      Year Ended June 30,
                                                                       1998                  1999                  2000
                                                                       ----                  ----                  ----

Revenue                                                      $         99,957       $      3,298,357          $  8,528,693

Operating Expenses

  Costs of services                                                    28,460              5,155,752             8,721,649
  Selling, general and administrative expenses                      1,167,429              4,636,230             2,482,457
  Non-cash compensation expense                                     2,254,000             16,146,000                     -
  Asset impairment charges                                                  -              1,644,385                     -
                                                            ---------------------------------------------------------------
     Total operating expenses                                       3,449,889             27,582,367            11,204,106
                                                            ---------------------------------------------------------------

Operating loss                                                     (3,349,932)           (24,284,010)           (2,675,413)

Other income (expense):
  Writedown of investment in MCC                                            -            (21,328,641)           (2,260,000)
  Loss on note restructuring                                                -             (1,598,425)                    -
  Other income (expense)                                              195,122                (63,637)             (311,017)
                                                            ---------------------------------------------------------------
    Total other income (expense)                                      195,122            (22,990,703)           (2,571,017)

  Equity in loss of affiliate                                               -               (867,645)                    -
                                                            ---------------------------------------------------------------

Net loss                                                           (3,154,810)           (48,142,358)           (5,246,430)

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on marketable securities                   75,775               (399,188)              (39,163)
                                                            ---------------------------------------------------------------
Comprehensive loss                                           $     (3,079,035)      $    (48,541,546)         $ (5,285,593)
                                                            ---------------------------------------------------------------
Net loss per common share - basic and diluted                $          (0.72)      $          (2.72)         $      (0.26)
                                                            ---------------------------------------------------------------
Weighted average number of shares outstanding                       4,390,423             17,678,045            20,573,864
                                                            ---------------------------------------------------------------


See accompanying notes to consolidated financial statements.

VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Convertible                 Convertible
                                                           Preferred Stock             Preferred Stock
                                                               Series A                    Series B
-------------------------------------------------------------------------------------------------------------------
                                                                Shares        Amount        Shares        Amount
-------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                                              -            $-              -           $-

Reverse acquisition                                                  -             -              -            -
Release of escrow shares                                                                    600,000           60
Collection on stock subscription receivable                          -             -              -            -
Issuance of common shares in connection
with investment in MCC                                               -             -              -            -
Issuance of common stock                                             -             -              -            -
Issuance of common stock for note                                    -             -              -            -
Unrealized gain on marketable securities                             -             -              -            -
Net loss                                                             -             -              -            -
-------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1998                                              -             -        600,000           60
-------------------------------------------------------------------------------------------------------------------

Release of escrow shares                                             -             -      3,900,000          390
Issuance of common stock in connection with acquisition              -             -              -            -
Collection on stock subscription receivable                          -             -              -            -
Conversion of preferred stock into common stock                      -             -     (4,500,000)        (450)
Purchase of treasury stock                                           -             -              -            -
Issuance of common shares in connection
with investment banking fees                                         -             -              -            -
Issuance of common shares in connection
with investment in MCC                                               -             -              -            -
Return of common stock in connection with
investment in MCC                                                    -             -              -            -
Adjustment to common stock issued in
connection with acquisition                                          -             -              -            -
Common stock issued to settle claim                                  -             -              -            -
Issuance of common stock                                             -             -              -            -
Unrealized loss on marketable securities                             -             -              -            -
Net loss                                                             -             -              -            -
-------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                                              -             -              -            -
-------------------------------------------------------------------------------------------------------------------
Cancel stock subscription receivable                                 -             -              -            -
Issuance of common stock                                             -             -              -            -
Issuance of common stock under price guarantee                       -             -              -            -
Stock options exercised                                              -             -              -            -
Issuance of common shares in connection
with investment banking fees                                         -             -              -            -
Issuance of common shares in connection
with acquisition of subsidiary                                       -             -              -            -
Unrealized loss on marketable securities                             -             -              -            -
Net loss                                                             -             -              -            -
-------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000                                              -        $    -              -       $    -
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

VDC COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Additional                      Stock
                                                                    Common Stock         Paid-in      Accumulated   Subscriptions
                                                                 Shares       Amount     Capital        Deficit       Receivable
                                                                 ------       ------     -------        -------       ----------
Balance - June 30, 1997                                         5,500,000  $   550   $     73,331  $    (59,131)    $        -

Reverse acquisition                                             3,697,908      370      6,053,324             -       (465,838)
Release of escrow shares                                                -        -      3,258,034    (1,004,094)             -
Collection on stock subscription receivable                             -        -              -             -        287,800
Issuance of common shares in connection
with investment in MCC                                          4,965,828      497     34,618,127             -              -
Issuance of common stock                                        1,130,584      113      5,983,391             -              -
Issuance of common stock for note                                 154,787       15      1,247,898             -     (1,247,913)
Unrealized gain on marketable securities                                -        -              -             -              -
Net loss                                                                -        -              -    (3,154,810)             -
--------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1998                                        15,449,107    1,545     51,234,105    (4,218,035)    (1,425,951)
--------------------------------------------------------------------------------------------------------------------------------

Release of escrow shares                                                -        -     23,399,610    (7,254,000)             -
Issuance of common stock in connection with acquisition           154,444       15        700,865
Collection on stock subscription receivable                                                                            917,076
Conversion of preferred stock into common stock                 4,500,000      450              -             -              -
Purchase of treasury stock                                              -        -              -             -        164,175
Issuance of common shares in connection
with investment banking fees                                      290,000       29        724,971      (725,000)             -
Issuance of common shares in connection
with investment in MCC                                            198,067       20      1,012,141             -              -
Return of common stock in connection with
investment in MCC                                              (2,000,000)    (200)   (13,962,300)            -              -
Adjustment to common stock issued in
connection with acquisition                                       (14,160)      (1)       (99,119)            -              -
Common stock issued to settle claim                                95,000        9        391,865             -              -
Issuance of common stock                                        1,514,004      151      4,335,057             -              -
Unrealized loss on marketable securities                                -        -              -             -              -
Net loss                                                                -        -              -   (48,142,358)             -
--------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                                        20,186,462    2,018     67,737,195   (60,339,393)      (344,700)
--------------------------------------------------------------------------------------------------------------------------------
Cancel stock subscription receivable                             (137,880)     (14)      (344,686)            -        344,700
Issuance of common stock                                        1,873,334      187      2,079,813             -              -
Issuance of common stock under price guarantee                  2,000,000      200              -             -              -
Stock options exercised                                            49,500        5         61,870             -              -
Issuance of common shares in connection
with investment banking fees                                      127,500       13        318,737      (318,750)             -
Issuance of common shares in connection
with acquisition of subsidiary                                  1,101,431      111      1,703,376             -              -
Unrealized loss on marketable securities
Net loss                                                                -        -              -    (5,246,430)             -
--------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000                                        25,200,347  $ 2,520   $ 71,556,305  $(65,904,573)    $        -
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

VDC COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Unrealized
                                                                  gain
                                                                (loss) on       Treasury
                                                               Marketable        Stock        Treasury
                                                               Securities     # of shares      Stock $       Total
                                                               ----------     -----------      -------       -----

Balance - June 30, 1997                                       $         -       $       -  $        -    $   14,750

Reverse acquisition                                                     -               -           -     5,587,856
Release of escrow shares                                                -               -           -     2,254,000
Collection on stock subscription receivable                             -               -           -       287,800
Issuance of common shares in connection                                 -               -           -             -
with investment in MCC                                                  -               -           -    34,618,624
Issuance of common stock                                                -               -           -     5,983,504
Issuance of common stock for note                                       -               -           -             -
Unrealized gain on marketable securities                           75,775               -           -        75,775
Net loss                                                                -               -           -    (3,154,810)
----------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1998                                            75,775               -           -    45,667,499
----------------------------------------------------------------------------------------------------------------------

Release of escrow shares                                                -               -           -    16,146,000
Issuance of common stock in connection with acquisition                 -               -           -       700,880
Collection on stock subscription receivable                             -               -           -       917,076
Conversion of preferred stock into common stock                         -               -           -             -
Purchase of treasury stock                                              -       1,875,000    (164,175)            -
Issuance of common shares in connection
with investment banking fees                                            -               -           -             -
Issuance of common shares in connection
with investment in MCC                                                  -               -           -     1,012,161
Return of common stock in connection with
investment in MCC                                                       -               -           -   (13,962,500)
Adjustment to common stock issued in
connection with acquisition                                             -               -           -       (99,120)
Common stock issued to settle claim                                     -               -           -       391,874
Issuance of common stock                                                -               -           -     4,335,208
Unrealized loss on marketable securities                         (399,188)              -           -      (399,188)
Net loss                                                                -               -           -   (48,142,358)
----------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999                                          (323,413)      1,875,000    (164,175)    6,567,532
----------------------------------------------------------------------------------------------------------------------
Cancel stock subscription receivable                                    -               -           -             -
Issuance of common stock                                                -               -           -     2,080,000
Issuance of common stock under price guarantee                          -               -           -           200
Stock options exercised                                                 -               -           -        61,875
Issuance of common shares in connection
with investment banking fees                                            -               -           -             -
Issuance of common shares in connection
with acquisition of subsidiary                                          -               -           -     1,703,487
Unrealized loss on marketable securities                          (39,163)              -           -       (39,163)
Net loss                                                                -               -           -    (5,246,430)
----------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000                                       $  (362,576)      1,875,000  $ (164,175)   $5,127,501
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended June 30,
                                                                        1998             1999                  2000
                                                                        ----             ----                  ----
Cash flows from operating activities:
     Net loss                                                       $(3,154,810)     $(48,142,358)         $(5,246,430)

     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                        6,205         1,107,018            1,018,266
     Writedown of investment in MCC                                           -        21,328,641            2,260,000
     Non-cash compensation expense                                    2,254,000        16,146,000                    -
     Loss on note restructuring                                               -         1,598,425                    -
     Equity in losses of affiliate                                            -           867,645                    -
     Impairment loss                                                          -         1,644,385                    -
     Non-cash severance                                                       -           391,875                    -
     Gain on disposal of fixed asset                                          -                 -              (54,878)
     Provision for doubtful accounts                                          -             7,000              497,088
Changes in operating assets and liabilities:
     Restricted cash                                                          -          (475,770)             475,770
     Accounts receivable                                                      -        (1,258,581)             (61,393)
     Other assets                                                        44,146           527,533               71,364
     Accounts payable and accrued expenses                               (8,931)        2,004,655              644,878
                                                                  -----------------------------------------------------
       Net cash used by operating activities                           (859,390)       (4,253,532)            (395,335)

Cash flows from investing activities:

     Cash paid for investment in MCC                                 (2,799,731)                -                    -
     Proceeds from return of escrow in connection                             -                 -                    -
     with the investment in MCC                                               -         1,012,161                    -
     Payment for purchase of  subsidiary                                      -          (589,169)                   -
     Investment in affiliate                                                  -          (867,645)                   -
     Preacquisition loans to Rare                                             -                 -           (1,100,000)
     Proceeds from repayment of notes receivable                         700,000        2,451,596              249,979
     Purchase of investment securities                                  (288,600)               -                    -
     Fixed asset acquisition                                            (323,951)      (4,499,427)            (216,258)
     Refund of fixed asset acquisition                                         -                -              210,018
     Deposit of fixed assets                                            (489,151)               -                    -
                                                                  -----------------------------------------------------
       Net cash flows used in  investing activities                  (3,201,433)       (2,492,484)            (856,261)

Cash flows from financing activities:
      Proceeds from issuance of common stock                           6,271,504        4,335,209            2,080,000
      Stock options exercised                                                  -                -               61,875
      Collections on stock subscription receivables                            -          917,076                    -
      Repayment of note payable                                                -         (692,379)                   -
      Proceeds from issuance of short-term debt                                -          500,000                    -
      Repayments on capital lease obligations                                  -         (208,202)            (435,953)
                                                                  -----------------------------------------------------
      Net cash flows provided by financing activities                  6,271,504        4,851,704            1,705,922
                                                                  -----------------------------------------------------
    Net increase (decrease) in cash and cash equivalents               2,210,681       (1,894,312)             454,326
Cash and cash equivalents, beginning of period                             1,430        2,212,111              317,799
                                                                  -----------------------------------------------------
Cash and cash equivalents, end of period                            $ 2,212,111       $   317,799           $  772,125
                                                                  -----------------------------------------------------

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       Summary of Significant Accounting Policies

(a)      Basis of Presentation

The financial statements presented are those of VDC Communications, Inc. ("VDC") which is the successor to VDC Corporation Ltd. ("VDC Bermuda") by way of a domestication merger (the "Domestication Merger") that occurred on November 6, 1998. (See Note 4). (As used in these financial statements, the term "VDC," includes both VDC and VDC Bermuda. The use of these terms reflects the fact that through November 6, 1998, the publicly held company was VDC Bermuda. Thereafter, due to the Domestication Merger, the publicly held company was VDC.)

The Domestication Merger reflects the completion of a series of transactions that commenced on March 6, 1998 when VDC (then a wholly-owned subsidiary of VDC Bermuda) acquired Sky King Communications, Inc. ("Sky King Connecticut") by merger. This merger transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was the acquirer for accounting purposes. Accordingly, the historical financial statements presented are those of Sky King Connecticut before the merger on March 6, 1998 and reflect the consolidated results of Sky King Connecticut, VDC Bermuda, and VDC Bermuda's wholly-owned subsidiaries after the merger. On November 6, 1998, the Domestication Merger, whereby VDC Bermuda merged with and into VDC, was consummated.

In June 2000, VDC completed the acquisition of Rare Telephony, Inc., a Nevada corporation ("Rare Nevada"). For financial statement purposes, the acquisition was effective June 30, 2000. (See Note 3 for further discussion)

(b)      Business

VDC is a facilities based global telecommunications company that offers wholesale and retail international and domestic long distance. Effective July 1, 2000, VDC will operate two business segments (wholesale and retail businesses).

VDC is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, changes in liquidity, availability of financing, government regulation, dependence on transmission facilities, network maintenance and failure, and competition from larger industry participants.

(c)      Principles of Consolidation

The consolidated financial statements represent all companies of which VDC directly or indirectly has majority ownership. VDC's consolidated financial statements include the accounts of wholly-owned subsidiaries VDC Telecommunications, Inc. ("VDC Telecommunications"), Rare Telephony, Inc., a Delaware corporation ("Rare"), Masatepe Communications, U.S.A., L.L.C.

("Masatepe"), Voice & Data Communications (Hong Kong) Limited ("VDC Hong Kong"), Sky King Communications, Inc. ("Sky King"), WorldConnectTelecom.com, Inc. ("WorldConnectTelecom.com"), Cash Back Rebates LD.com, Inc. ("Cash Back"), and Free dot Calling.com, Inc. ("Free dot"). Intercompany accounts and transactions have been eliminated.

(d)      Revenue Recognition

Revenues from wholesale and retail long distance are recognized when services are provided and are presented net of estimated uncollectible amounts. Retail customer prepayments are recorded as unearned revenue until earned. Additionally, VDC records on a monthly basis, revenues from renting its network facilities and from the management of tower sites that provide transmission and receiver site locations for wireless communications companies.

(e)      Accounts Receivable

After confirming retail customer orders in writing, VDC waits seven days to deposit new customer prepayments. The seven day waiting period allows customers time to receive written confirmation of their order. As such, VDC records the last seven days retail sales in a reporting period as accounts receivable.

The increase in the allowance for doubtful accounts in Fiscal 2000 is mostly attributable to two wholesale customers.

(f)      Cost of services

Cost of services include network costs that consist of access, transport, and termination costs. These costs also include salaries, depreciation and overhead attributable to operations. Such costs are recognized when incurred in connection with the provision of telecommunications services.

(g)      Cash and Cash Equivalents

For purposes of the statement of cash flows, VDC considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the accompanying balance sheet approximate fair market value.

(h)      Property and Equipment

Property and equipment are carried at cost. Replacements and betterments are capitalized. Repairs and maintenance are charged to operations. Depreciation and amortization of property and equipment are computed using the straight-line method over the following estimated useful lives:

operating equipment        5 years
leasehold improvements     life of lease
furniture and equipment    3-5 years

Operating equipment includes assets financed under capital lease obligations of $929,863 and $1,331,987 at June 30, 2000 and 1999, respectively. Accumulated depreciation related to assets financed under capital leases was $219,036 and $70,865 at June 30, 2000 and 1999, respectively.

For income tax purposes, depreciation is computed using statutory recovery methods.

(i)      Intangible Assets:

Intangible  assets consist of goodwill of approximately  $3.3 million,  costs to
obtain   telecommunications   tariffs  of  approximately  $87,000,  and  product
development costs of approximately $265,000.

In conjunction with its acquisition of Rare Nevada (see Note 3), VDC recorded intangible assets of approximately $3.3 million due to the purchase price exceeding the fair values of the net assets acquired. Goodwill is being amortized over a period of three years.

Telecommunications Tariffs are amortized on a straight-line basis over a period of 2 years.

Rare Nevada capitalized product development costs incurred for the production of computer software used in the retail billing process and other related product development costs. Capitalized costs consist of the direct labor involved from the point of technological feasibility until the product was generally available. VDC amortizes capitalized costs on a straight line basis over the estimated useful life of the asset, which is three years.

(j)      Earnings (loss) Per Share of Common Stock

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires the presentation of basic EPS and diluted EPS. Loss per common share - basic and diluted is computed on the weighted average number of shares outstanding. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method, as well as the conversion of convertible preferred stock are considered in presenting diluted earnings per share. Warrants to purchase 125,535, 1,064,081 and 938,546 shares of common stock at prices ranging from $4.00 to $7.00 and options to purchase 2,513,000, 850,500 and 61,500 and shares of common stock at prices ranging from $0.94 to $4.125 for the years ended June 30, 2000, 1999 and 1998, respectively, are not included in the computation of diluted loss per share because they are antidilutive due to the net loss.

(k)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reported periods. The investment in MCC was valued based on criteria discussed in Note 5. Actual results could differ from those estimates.

(l)      Financial Instruments

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at June 30, 2000 and 1999 because of the relatively short maturity of these financial instruments. Management estimates that the fair values of capital lease obligations and long term debt approximates fair value at June 30, 2000 based on their terms and interest rates.

(m)      Long-lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of, requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. During the year ended June 30, 1999, VDC recognized an impairment loss of $1,165,187 on long-lived assets of a subsidiary as described in Note 7 and an impairment loss of $479,199 in connection with the write off of certain billing software. VDC recorded a write down of its investment in MCC of approximately $2.3 million and $21.3 million during the years ended June 30, 2000 and 1999, respectively (see Note 5).

(n)      Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject VDC to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. VDC's customer base includes domestic and international companies in the telecommunications industry. VDC performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. VDC will establish an allowance for possible losses, if needed, based on factors surrounding the credit risk of specific customers.

Sales and net accounts receivables from major customers are as follows as of and for the years ended June 30:

                                                                 Percentage of Sales
                                                                 -------------------
                                           1998                         1999                         2000
                                           ----                         ----                         ----
Customer A                                    -%                          27%                          48%
Customer B                                    -%                           -%                          24%
Customer C                                    -%                          38%                           -%
                                           ---------------------------------------------------------------
                                              -%                          65%                          72%
                                           ---------------------------------------------------------------

                                                        Percentage of Net Accounts Receivable
                                                        -------------------------------------
                                           1998                         1999                         2000
                                           ----                         ----                         ----
Customer A                                    -%                          55%                          64%
Customer B                                    -%                           -%                           -%
Customer C                                    -%                           -%                           -%
                                           ---------------------------------------------------------------
                                              -%                          55%                          64%
                                           ---------------------------------------------------------------

(o)      Recent Accounting Pronouncements

During 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities". During the second quarter of 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2000. The FASB further amended SFAS No. 133 in June 2000. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. VDC does not expect the adoption of this statement to have a significant impact on VDC's results of operations, financial position or cash flows.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of calendar 2000. VDC does not expect its adoption to have a material effect on VDC's financial statements.

2.       Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from operations and significant arrearages on trade payables, such realization of assets and the satisfaction of related liabilities is subject to significant uncertainty. The Company's overall stability is highly dependent on its ability to raise working capital, to achieve profitable operations and to generate sufficient cash flows from operating and financing activities to meet current obligations as they come due.

Management is currently pursuing various financing arrangements. However, there can be no assurances that VDC will be able to secure additional financing.

3.       Rare Nevada Acquisition

Rare Nevada was a privately held corporation through June 2000. Rare Nevada merged with and into a wholly-owned subsidiary of VDC as of June 30, 2000. The surviving VDC subsidiary has been renamed Rare Telephony, Inc. ("Rare"). Rare Nevada commenced operations in July 1999. Rare operates through its wholly-owned subsidiaries, Cash Back Rebates LD.com., a Delaware corporation and Free dot Calling.com, Inc, a Nevada corporation, which is not yet operational. Rare is a pre-paid long distance provider that obtains customers through telemarketing sales. In the future, through Free dot Calling.com, Inc., Rare anticipates offering its services over the Internet through a proprietary E-commerce platform.

The acquisition was consummated through the issuance of 1,551,020 shares of common stock of which 531,222 shares of common stock are subject to release based on certain Rare employees and consultants rendering post combination services. The release of 531,222 shares of common stock, if and when it occurs, will be charged to compensation expense at the fair market value of the common stock on the date of release. Subject to certain additional terms and conditions set forth in the applicable escrow agreement, if certain Rare employees and a consultant are not terminated for cause, do not resign from employment or service and do not breach a material term of employment or consulting contracts, 180,616, 138,118, and 212,488 shares of common stock will be released on June 14, 2001, 2002, and 2003, respectively. Accordingly, 1,019,798 shares of common stock, valued at the June 14, 2000 closing market price of $1.5625 per share, determined the purchase price. The purchase price also includes an investment banking fee in the form of 81,633 shares of common stock valued at $1.5625 per share. The acquisition has been accounted for using the purchase method of accounting with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The consolidated financial statements presented do not include Rare's results of operations since the acquisition was effective, for accounting purposes, on June 30, 2000. As a result, VDC's June 30, 2000 consolidated balance sheet reflects the effect of the acquisition of Rare.

Pro-forma unaudited consolidated results of operations as if the merger had taken place as of July 1, 1999, rather than June 30, 2000, are as follows:

                                                        Year ended June 30, 2000
                                                        ------------------------

Net Revenue                                                 $  9,997,677
Net loss                                                    $(10,080,745)
Loss per common share                                       $(0.47)


4.       Sky King Merger/Domestication Merger/Non-cash Compensation

On March 6, 1998, Sky King Connecticut entered into a merger agreement with VDC Bermuda and its subsidiary, VDC Communications, Inc. (then called "VDC (Delaware), Inc.") ("VDC") (the "Sky King Merger"). This transaction was accounted for as a reverse acquisition whereby Sky King Connecticut was the acquirer for accounting purposes. One of the conditions precedent to the completion of the Sky King Merger was the sale by VDC Bermuda of its various investment interests so that at the closing of the Sky King Merger, its only material assets would consist of cash and notes receivable. Since the assets and liabilities of VDC Bermuda acquired were monetary in nature, the merger has been recorded at the value of the net monetary assets. Operations of VDC Bermuda prior to the Sky King Merger consisted of the management of its investments. The consideration paid to the former Sky King Connecticut shareholders in the Sky King Merger consisted of the issuance of 10 million newly-issued shares of preferred stock of VDC which were convertible, and have been converted, in the aggregate, into 10 million shares of common stock of VDC. Of the consideration paid to the Sky King Connecticut shareholders, VDC Series B preferred stock convertible in the aggregate into 4.5 million shares of VDC common stock (the

"Escrow Shares") were placed in escrow to be held and released as VDC achieved certain performance criteria.

On November 6, 1998, VDC completed the Domestication Merger. The effect of the Domestication Merger was that members of VDC Bermuda became stockholders of VDC. The primary reason for the Domestication Merger was to reorganize VDC Bermuda, which had been a Bermuda company, as a publicly traded U.S. corporation domesticated in the State of Delaware. In connection with the Domestication Merger, 11,810,862 issued and outstanding shares of common stock of VDC Bermuda, $2.00 par value per share, were exchanged, and 8,487,500 issued and outstanding shares of VDC preferred stock, $.0001 par value per share, were converted, on a one-for-one basis, into an aggregate 20,298,362 shares of common stock of VDC, $.0001 par value per share. The Domestication Merger was accounted for as a reorganization, which has been given retroactive effect in the financial statements for all periods presented.

During the year ended June 30, 1999, 3.9 million Escrow Shares were released from escrow. Of the Escrow Shares released, approximately 2.7 million were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in a non-cash compensation charge of $16,146,000 for the year ended June 30, 1999. During the year ended June 30, 1998, 600,000 Escrow Shares were released from escrow. Of the Escrow Shares released, 415,084 were considered compensatory to the extent of the trading value of the shares on the date of the release. This resulted in a non-cash compensation charge of $2,254,000 for the year ended June 30, 1998. Compensatory shares are related to former Sky King Connecticut shareholders that are members of the VDC's management, their family trusts and minor children and an employee. The shares issued to former Sky King Connecticut shareholders' minor children were considered compensatory because their beneficial ownership was attributed to certain Sky King Connecticut shareholders. Non-compensatory shares released related to non-employee shareholders and non-minor children of employee shareholders where beneficial ownership does not exist. The non-compensatory shares have been accounted for as a stock dividend in which the issued stock is recorded at fair value on the date of release through a charge to accumulated deficit.

5.       Metromedia China Corporation Investment

On June 22, 1998 VDC acquired from PortaCom Wireless, Inc. ("PortaCom"), 2 million shares of the common stock of Metromedia China Corporation ("MCC") and warrants to purchase 4 million shares of common stock of MCC at an exercise price of $4.00 per share. The consideration given for the investment in MCC consisted of 5,113,895 common shares at $6.98125, $1,787,570 in cash, and 50,000 investment advisory shares valued at $6.00 per share. VDC's ownership in MCC is approximately 3.4% exclusive of the warrants.

In October 1999, a condition for the release from escrow of 2 million shares of VDC's common stock to the seller of the investment in MCC was satisfied. The shares were released pursuant to a condition in a settlement agreement which provided for the release of the escrowed shares in the event that VDC's stock price closed below $5.00 for 40 trading days during the 120 consecutive trading days subsequent to August 31, 1999. The shares issued under this escrow agreement were recorded as an increase in common stock of $200.

Based on a review of MCC's majority owner's (Metromedia International Group ("MMG")) SEC filings, VDC is carrying its investment in MCC at $140,000. This adjusted carrying value was developed based on an amount relative to MMG's carrying amount. During the years ended June 30, 2000 and 1999, VDC recorded a write down on the investment in MCC of approximately $2.3 million and $21.3 million, respectively. MMG's carrying value reflects the liquidation of MCC's interests in four telecommunications joint ventures in China. All four of these ventures prematurely terminated operations by order of the Chinese government in calendar 1999.

According to MMG: (1) MCC is currently developing a family of commercial information exchange and transaction processing business units, each targeting operations within a specific Chinese vertical industry sector; (2) the units are expected to focus on providing services to domestic Chinese enterprises; (3) MCC also expects to operate its own application software and systems integration unit; and (4) all MCC subsidiary units are expected to operate inside China as licensed Chinese companies.

6.       Property and Equipment

Major classes of property and equipment consist of the following:

                                                                June 30, 1999           June 30, 2000
                                                                -------------           -------------

Operating equipment                                              $  4,943,233            $  4,741,429
Office equipment                                                      107,533                 474,665
Leasehold Improvements                                                271,939                 331,750
Furniture & fixtures                                                  161,572                 292,470
                                                                      -------                 -------
                                                                    5,484,277               5,840,314
Accumulated depreciation-beginning of year                             (9,883)               (596,113)
depreciation expense-cost of services                                (597,398)               (929,083)
depreciation expense-SG&A                                             (36,890)                (89,182)
Accumulated depreciation-equipment sold or impaired                    48,057                  60,771
                                                                --------------          --------------
Property and equipment, net of accumulated depreciation          $  4,888,163            $  4,286,707
                                                                --------------          --------------

7.      Asset Impairment - subsidiary

The August 1998 acquisition of Masatepe resulted in goodwill of $1,134,554. The acquisition was made primarily because of the contractual relationship
Masatepe's affiliate, Masatepe Comunicaciones, S.A. ("Masacom"), had with the Nicaraguan government controlled telecommunications company, ENITEL. Disagreements over business development arose between Masatepe and Masacom. As a result, VDC cancelled its circuit into Central America and curtailed Masatepe's operations. Masatepe no longer operates its owned telecommunications route to Central America. VDC believes that the goodwill attributable to its acquisition of Masatepe has therefore been permanently impaired. For the year ended June 30, 1999, a write down in accordance with SFAS 121 was recognized by writing off the unamortized portion of the goodwill associated with the Masatepe acquisition ($661,824).

Additionally, Masatepe also had property and equipment with a net book value of $503,363 in Nicaragua at June 30, 1999. Despite its efforts, Masatepe has not been able to obtain its Nicaraguan assets and, therefore, were considered unrecoverable. During the year ended June 30, 1999, these assets were also written off in accordance with FASB No. 121.

VDC has accrued approximately $1.1 million of current liabilities in the June 30, 2000 and 1999 balance sheets which is related to the responsibility of Masatepe as a partial owner of Masacom.

Masatepe owns a 49% interest in Masacom, a Nicaraguan company. Masacom had supported the development of Masatepe's operations in Central America. Masatepe accounted for the investment using the equity method considering 100% of Masacom's losses. At June 30, 1999, VDC is carrying the investment in Masacom at $0. The following is Masacom's summary of financial position at June 30, 1999 and results of operations from inception through June 30, 1999:

            Assets                          $    55,322
            Liabilities                     $    15,866
            Results of operations (loss)    $  (867,645)

Masacom had no recorded assets or liabilities at June 30, 2000 and no revenues, expenses, gains or losses for the year ended June 30, 2000.

8.       Restructured Note Receivable

During the year ended June 30, 1999, VDC restructured notes receivable from debtors by reducing the principal and accrued interest which together totaled $1,598,425. It was necessary to restructure the notes for the following reasons:
(i) the debtors were not meeting the terms of the original notes and (ii) to accelerate payment terms of the original notes for the benefit of VDC. The restructured terms provided VDC with needed short term working capital.

9.       Income Taxes

VDC accounts for income taxes in accordance with SFAS No. 109, "Accounting for VDC Income Taxes," under which deferred tax assets and liabilities are provided on differences between financial reporting and taxable income using enacted tax rates. Deferred income tax expenses or credits are based on the changes in deferred income tax assets or liabilities from period to period. Under SFAS No. 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The tax effects of temporary differences that give rise to deferred tax assets at June 30, 1999 and 2000 are as follows (in thousands):

                                                                1999                      2000
-----------------------------------------------------------------------------------------------------
Impairment loss - MCC - capital loss carryforward              $  9,278                  $ 10,261
Net operating loss carry forwards                                 2,800                     5,579
Accrual - ENITEL                                                    481                       481
Difference between book and tax depreciation and amortization       464                       534
Loss from affiliate - capital loss carryforward                     377                       377
Reserve for loss on assets                                          223                       439
                                                             ----------------------------------------
Total gross deferred tax assets                                  13,623                    17,671
Less:  Valuation allowance                                      (13,623)                  (17,671)
                                                             ----------------------------------------
Net deferred tax assets                                        $      -                  $      -
-----------------------------------------------------------------------------------------------------


The Company has net operating loss carryforwards of approximately $12.8 million as of June 30, 2000, which expire through 2020. Approximately $1.4 million of the net operating loss carryforwards are subject to annual limitations of approximately $79,000 due to the Rare acquisition.

Reconciliation of VDC's actual tax rate to the U.S. Federal Statutory rate is as follows:


Year ended June 30,                1998              1999        2000
(in percents)                      ----              ----        ----

Income tax rates
Statutory U.S. Federal rate       -34.0%            -34.0%      -34.0%

States rates                       -9.5%             -9.5%       -9.5%
Valuation allowance                43.5%             43.5%       43.5%
                                   -----             -----       -----
Total                                 -%                -%          -%


10.      Debt

In February 2000, an independent third party loaned Rare Nevada $200,000 at 15% per annum. The loan is due in monthly installments of $6,933.07 per month commencing in June 2000 with the final payment due May 2003.

On June 14, 2000, Rare entered into a loan agreement to pay $100,000 to Network Consulting Group with interest at 8% per annum (the "Note"). The Note will be paid in monthly installments of $3,133.64 commencing on December 1, 2000 and continue thereafter on the first day of each successive month until November 1, 2003 when the entire outstanding principal balance and any unpaid interest is due. The president of Network Consulting was a significant shareholder in Rare Nevada.


Aggregate principal maturities on long term debt are as follows:


                 Year ending June 30,
                 --------------------
                         2001                           $ 71,490
                         2002                             98,911
                         2003                            102,797
                         2004                             22,369
                                                        --------
                        Total                           $295,567

11.      Capital Transactions

On March 6, 1998, in connection with the Sky King Merger, all of the outstanding shares of Sky King Connecticut were exchanged for preferred shares of VDC (see
Note 4). On November 6, 1998, in connection with the Domestication Merger, all the issued and outstanding shares of VDC Bermuda and all preferred stock issued and outstanding of VDC were converted, on a one-for-one basis, into common stock of VDC. The Domestication Merger has been given retroactive effect in the financial statements for all periods presented.

On March 31, 1998, VDC sold 100,000 shares of common stock at $5.50 per share and on March 24, 1998, 600,000 shares of common stock at $4.75 per share, each to unrelated investors for total cash consideration of $3.4 million less an investment banking fee of $85,500.

In May 1998, VDC sold 275,000 shares of common stock to unrelated investors and 308,430 shares to the Chief Executive Officer and his family for $6.00 per share less an investment banking fee of $31,500.

In June 1998, VDC issued 5.3 million VDC common shares to PortaCom in exchange for the investment in MCC (see Note 5). 5,113,895, 3,113,895 and 4,915,828
common shares have been reflected as outstanding under the agreement as of June 30, 2000, June 30, 1999, and June 30, 1998, respectively. Additionally, 50,000 shares of VDC common stock were issued for investment advisory fees in connection with the investment in MCC.

In November 1998, an executive officer and member of the VDC's Board of Directors ("Officer") resigned. In connection with the resignation, the Officer surrendered 1,875,000 common shares in exchange for the elimination of a subscription receivable for $164,175. Additionally, VDC agreed not to pursue potential employment and other claims against the Officer. The transaction has been accounted for as the purchase of 1,875,000 shares of treasury stock using the cost method. The subscription receivable represented the Officer's basis in his 27.5% ownership in Sky King Connecticut.

In December 1998, VDC sold 245,159 shares at $3.625 per share, the public market price at that time. The Chairman and CEO and certain family members and entities associated with the Chairman and CEO participated as investors in the private placement.

In May 1999, through a private placement, VDC sold 328,170 shares of VDC common stock to the Chief Executive Officer and his family at $3.00 per share, the public market price at that time, and 932,592 shares of VDC common stock at $2.70 per share and warrants to purchase 93,258 shares of VDC common stock at $6.00 per share to unrelated investors. VDC incurred investment-banking fees of:

(i) $56,000, (ii) issued 5,185 shares of VDC common stock, and (iii) warrants to purchase 27,777 shares of VDC common stock at $6.00 in connection with the private placement. The warrants expire in May 2002. The Chief Executive Officer and his family did not receive any warrants in the private placement.

In October 1999, VDC sold 666,667 shares of common stock to unrelated investors and 666,667 shares to an adult son of VDC's Chief Executive Officer at $0.75 per share, the public market price at that time.

In April 2000, VDC sold 540,000 shares of VDC common stock to the Chairman and C.E.O. at $2 per share, the public market price at that time.

During the year ended June 30, 2000 and 1999, VDC issued 127,500 and 290,000 shares of VDC common stock, respectively, to satisfy investment bankers fees for services arising out of the merger of Sky King Communications, Inc., a
Connecticut corporation with and into VDC Communications, Inc. (then a wholly-owned subsidiary of VDC Corporation Ltd., a Bermuda company) on March 6, 1998 (the "Sky King Merger"). The shares were issued at the fair market value as of the date of the merger ($2.50 per share) and a corresponding charge to accumulated deficit.

12.      Stock Option Plans

During the year ended June 30, 1998, VDC granted 61,500 stock options. All stock options were granted to employees at exercise prices equal to the market value on the date of grant.

On September 4, 1998, VDC adopted the VDC Communications, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options or other rights to purchase up to 5 million shares of common stock. Options expire up to 10 years after the date of grant, except for incentive options issued to a holder of more than 10 percent of the common stock outstanding, which expire five years after the date of grant. Options generally vest in equal increments over five years.

In light of the decline in market price of the VDC's common stock as of October 1999, the Board of Directors believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 1999, the Board of Directors approved an option repricing program under which options to acquire shares of common stock that were originally issued with exercise prices above $1.25 per share were reissued with an exercise price of $1.25 per share, the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. Options to purchase 757,500 shares of VDC common stock were affected by the repricing program including options to purchase 567,500 shares of common stock issued under VDC's 1998 Stock Incentive Plan, as amended (the "Plan") and options to purchase 190,000 shares of common stock issued outside of the Plan.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB No. 25". Among other issues, this interpretation clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The interpretation requires a charge to operations for the difference between the quoted market value of VDC's common stock at the end of each reporting period and the option price of unexercised, outstanding stock options. The interpretation is effective July 1, 2000 but covers events that occur after December 15, 1998. Thus, compensation expense may be recorded in the future as a result of this repricing.

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic value method prescribed under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Options Issued to Employees", for options granted to employees and disclose pro forma net income and earnings per share in accordance with SFAS No.
123. Had compensation cost for VDC's stock-based compensation plans been determined consistent with SFAS No. 123, VDC's net income and earnings per share would have been as follows:


Year ended June 30,                    1998             1999               2000
-----------------------------------------------------------------------------------
Pro forma results Net loss:

As reported                        $(3,154,810)   $(48,142,358)     $ (5,246,430)
Pro forma                          $(3,188,260)   $(48,545,002)     $ (5,919,211)

Loss per common share-basic and diluted
As reported                         $(0.72)            $ (2.72)          $ (0.26)
Pro forma                           $(0.73)            $ (2.75)          $ (0.27)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


Years ended June 30,                             1998         1999          2000
------------------------------------------------------------------------------------

Dividend yield                                    0.0%         0.0%          0.0%
Risk free interest rate                           5.6%         5.0%          6.4%
Expected volatility                              46.5%        46.1%         45.8%
Expected lives                                 6 years      6 years       6 years
------------------------------------------------------------------------------------


Information regarding VDC's stock option plans and non-qualified stock options as of June 30, 2000, 1999 and 1998 and changes during the years ended on those dates is summarized as follows:

                                                Number of shares                Weighted Average Exercise Price
                                                ----------------                -------------------------------
Outstanding at June 30, 1997                                  -                                   -
     Granted                                             61,500                               $5.16
     Exercised                                                -                                   -
     Forfeited                                                -                                   -
--------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1998                             61,500                               $5.16
     Granted                                          1,023,500                               $3.88
     Exercised                                                -                                   -
     Forfeited                                          234,500                               $4.04
--------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1999                            850,500                               $3.85
     Granted                                          1,892,000                               $1.19
     Exercised                                           49,500                               $1.25
     Forfeited                                          180,000                               $3.09
--------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2000                          2,513,000                               $1.20


Options exercisable and weighted average fair value of options granted during the years ended June 30 is shown below:

                                                                     1999           2000
                                                                     ----           ----
Options exercisable at year end                                     20,500         261,600
weighted average exercise price                                     $4.125         $1.25
weighted average fair value of options granted during the year      $2.07          $0.67


Information about stock options outstanding at June 30, 2000 is summarized as follows:


 Range of exercise    Number outstanding    Weighted Average remaining     Weighted average
      prices           at June 30, 2000       contracted life-years         exercise price
   $.9375-$1.57           2,405,500                    9.1                       $1.20
-------------------- --------------------- ----------------------------- ----------------------
    $3.00-$3.79             107,500                    9.75                      $3.50
-------------------- --------------------- ----------------------------- ----------------------

13.      Commitments and Contingencies

Litigation

In July 1999, a former customer filed suit against VDC asserting that VDC induced it to enter into an agreement through various purported misrepresentations. The suit alleges that, due to these purported misrepresentations and purported breaches of contract, the former customer has been unable to provide services to its customers. The relief sought includes monetary damages resulting from the purported breach of contract and the purported misrepresentations and the recovery of attorneys' fees. In the event that the former customer prevails, VDC could be liable for monetary damages in an amount that would have a material adverse effect on VDC's assets and operations.

VDC believes that the claims asserted are without merit and VDC will, if it is served with process, vigorously defend itself against them. In the opinion of management, based on the information that it presently possesses, the claims will not have a material adverse effect on VDC's consolidated financial position, results of operations or liquidity.

In addition, VDC is a defendant in another lawsuit. Management presently believes that the disposition of this lawsuit will not have a material effect on VDC's assets or operations.

Capital Leases

VDC finances some of its telecommunications equipment under capital lease arrangements as follows:

Future minimum lease payments under capital leases are as follows:

                  Year ending June 30,
                  --------------------

                  2001                                  $ 246,900
                  2002                                    246,900
                  2003                                    246,900
                  2004                                    102,875
                  ----                                   --------
Total minimum lease payments                              843,575
less: amount representing interest                        143,752
                                                         --------

present value of minimum lease payments                   699,823
less: current portion                                     178,341
                                                         --------
long-term capital lease obligations                     $ 521,482
                                                         --------

Operating Leases

VDC leases office and equipment space under noncancellable operating leases. Future minimum lease payments are as follows:


Year ending June 30,
--------------------

2001                                564,534
2002                                545,669
2003                                438,804
2004                                307,873
2005                                220,093
        thereafter                  804,215
                                  ---------
                                $ 2,881,188

Rent expense for the years ended June 30, 2000, 1999 and 1998 was approximately $532,000, $516,000, and $29,000, respectively.

Employment Agreements

VDC and its subsidiaries have entered into several multi-year employment agreements expiring through 2003 with officers and certain employees of VDC, which provide for aggregate annual base salaries as follows:


Years ended June 30,
--------------------

2001                               $ 1,425,546
2002                                 1,089,296
2003                                   477,832
----                                  --------
                                   $ 2,992,674

14.     Fourth Quarter Financial Information

During the fourth quarter of the year ended June 30, 2000, VDC recorded asset impairment charges of $2,260,000 related to the investment in MCC (see Note 5), approximately a $275,000 charge attributable to carrier disputes and a $254,000 bad debt reserve for a specific customer.

During the fourth quarter of the year ended June 30, 1999, VDC recorded asset impairment charges of $1,165,187, related to the Masatepe acquisition (see Note
7) and $1,940,000 related to the investment in MCC (see Note 5).

During the fourth quarter of the year ended June 30, 1998, VDC recorded non-cash compensation expense of $1,453,000, related to the release of convertible preferred stock from escrow (See Note 4).

15.      Subsequent Events

In July 2000, VDC sold 625,000 shares of common stock to unrelated investors at $1.00 per share, the public market price at that time.

16.      Supplemental Disclosure of Cash Flow Information


----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1998             1999            2000
                                                                                    ----             ----            ----
Cash paid during the year for:
Interest                                                                        $       -          $92,304       $135,998

Schedule of non-cash investing and financing:
---------------------------------------------
Excess of purchase price above net liabilities of Rare Telephony including
$1,100,000 due to VDC                                                                   -                -      3,291,517
Cancellation of stock subscription receivable                                           -                -        344,700
Net assets acquired in exchange for stock                                       5,871,071                -              -


Equipment acquired through capital lease obligations                                    -        1,481,892        249,335
Equipment exchanged for note                                                            -          192,379              -
Release of investment banking shares                                                    -          725,000        318,750
Common stock placed in escrow in connection with the investment in MCC                  -       13,962,500              -
Stock subscription for common stock                                               164,175                -              -
Treasury stock acquired in exchange for subscription receivable                         -          164,175              -
Common stock issued in connection with acquisition of subsidiaries                      -          700,875      1,703,487
----------------------------------------------------------------------------------------------------------------------------------


Report of Independent Certified Public Accountants

Board of Directors and Stockholders of
VDC Communications, Inc. and Subsidiaries
Greenwich, Connecticut

         The audits referred to in our report dated August 30, 2000 relating to the consolidated financial statements of VDC Communications and subsidiaries included the audits of Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2000. This schedule is the responsibility of management. Our responsibility is to express and opinion on this schedule based on our audits.

         In our opinion, such Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ BDO SEIDMAN, LLP
                                                       --------------------
                                                       BDO SEIDMAN, LLP

Valhalla, New York
August 30, 2000

Schedule II


Valuation and Qualifying Accounts

                                                  Additions
                                                  Charged to
                                     Balance at    Selling        Deductions-
                                     Beginning    General &        Accounts    Balance at
            Description              of Period  Administrative   Written Off  End of Period

-------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
                           30-Jun-98         $0             $0           $0            $0
                           30-Jun-99         $0         $7,000           $0        $7,000
                           30-Jun-00     $7,000       $497,088           $0      $504,088



                                  Exhibit Index

Exhibit                                                                                           Page Number in
Number                                                                                              Rule 0-3 (b)
(Referenced to                                                                                        Sequential
Item 601 of                                                                                     Numbering System
Reg. S-K)                                                                                      Where Exhibit Can
                                                                                                        Be Found

        10.46      Form of Securities Purchase Agreement for June  2000

        10.47      Form of Amendment to Securities Purchase Agreement for July  2000

        10.48      Form of Registration Rights Agreement for June  2000

        10.49      1998 Stock Incentive Plan, as Amended Through August 9, 2000

        10.50      Incentive   Stock   Option   Agreement   between   Frederick   A.   Moran  and  VDC
                   Communications, Inc., dated August 9, 2000

        10.51      Incentive Stock Option Agreement  between Clayton F. Moran and VDC  Communications,
                   Inc., dated August 9, 2000

        10.52      Purchase and Sale Agreement,  by and between Omnetrix  International,  Inc. and VDC
                   Telecommunications, Inc., dated August 26, 2000

        10.53      Promissory  Note,  dated August 26, 2000, made by Omnetrix  International,  Inc. in favor of VDC Telecommunications, Inc.

        10.54      Security Agreement, dated August 26, 2000, made by Omnetrix International,  Inc. in favor of VDC Telecommunications, Inc.

        10.55      Promissory  Note, dated June 14, 2000, made by Voice & Data  Communications  (Latin
                   America), Inc. in favor of VDC Communications, Inc.

        10.56      Promissory  Note, dated June 14, 2000, made by Voice & Data  Communications  (Latin
                   America), Inc. in favor of VDC Communications, Inc.

        10.57      Form of Promissory Note executed by Rare Telephony, Inc.

         21.1      Subsidiaries of Registrant

         27.1      Financial Data Schedule

                                       58