Form 10-Q
period 2000-09-30
VDC COMMUNICATIONS INC
filed 2000-11-13
CIK 784961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From          To
                                              --------    --------

                            VDC COMMUNICATIONS, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                      001-14281               061524454
 -------------------------------    --------------------     -------------------
 (Jurisdiction of Incorporation)    (Commission File No.)       (IRS Employer
                                                             Identification No.)

                               75 Holly Hill Lane
                          Greenwich, Connecticut 06830
                     (Address of principal executive office)
       ------------------------------------------------------------------
       Registrant's telephone number, including area code: (203) 869-5100

                                 Not Applicable
       ------------------------------------------------------------------
                   (Former name, if changed since last report)

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

As of, November 8, 2000, the number of shares of registrant's common stock, par value $.0001 per share, outstanding was 24,398,029.

                            VDC COMMUNICATIONS, INC.

                                      INDEX
                                      -----


PART I   FINANCIAL INFORMATION                                                                              PAGE
------------------------------                                                                              ----


         Item 1.      Financial Statements

                      Consolidated balance sheets as of June 30, 2000
                      And September 30, 2000                                                                  3

                      Consolidated statements of operations and
                      comprehensive loss for the three-month
                      periods ended September 30, 2000 and  1999                                              4

                      Consolidated statements of cash flows for the three-month
                      periods ended September 30, 2000 and  1999                                              5

                      Notes to consolidated financial statements                                            6-9


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  9-17


         Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                                            17


PART II  OTHER INFORMATION
--------------------------

         Item 1.      Legal Proceedings                                                                   18-19


         Item 2.      Changes in Securities and Use of Proceeds                                              19


         Item 3.      Defaults Upon Senior Securities                                                        19


         Item 4.      Submission of Matters to a Vote of Security Holders                                    19


         Item 5.      Other Information                                                                      19


         Item 6.      Exhibits and Reports on Form 8-K                                                    19-21


                         Part 1 - Financial Information

Item 1. Financial Statements

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                    ----------------------------------------

                                                                                         September 30,        June 30,
                                                                                              2000              2000
                                                                                              ----              ----
                                                                                          (Unaudited)
Assets
Current:

     Cash and cash equivalents                                                                 $ 123,207          $  772,125
     Marketable securities                                                                             -              51,213
     Accounts receivable, net of allowance for doubtful accounts
      of $504,088                                                                                280,957             935,217
     Notes receivable                                                                            172,500                   -
     Other current assets                                                                        218,033                   -
                                                                                        -------------------------------------
          Total current assets                                                                   794,697           1,758,555

Property and equipment, less accumulated depreciation                                          3,574,648           4,286,707
Intangibles, net                                                                               3,320,747           3,643,193
Investment in MCC                                                                                140,000             140,000
Other assets                                                                                     320,240             506,058
                                                                                        -------------------------------------
          Total assets                                                                       $ 8,150,332        $ 10,334,513
                                                                                        =====================================
Liabilities and Stockholders' Equity
Current:

     Accounts payable and accrued expenses                                                   $ 3,308,839        $  3,748,037
     Unearned revenue                                                                            412,642             463,585
     Current portion of long term debt                                                            86,652              71,490
     Current portion of capitalized lease obligations                                            183,320             178,341
                                                                                        -------------------------------------
          Total current liabilities                                                            3,991,453           4,461,453

     Long-term portion of long term debt                                                         194,876             224,077
     Long-term portion of capitalized lease obligations                                          473,742             521,482
                                                                                        -------------------------------------
          Total liabilities                                                                    4,660,071           5,207,012

Commitment and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                               -                   -
     Common  stock,  $0.0001 par value,  authorized  50 million  shares issued -
     25,825,347 and 25,200,347 at September 30 and June 30, 2000, respectively                     2,583               2,520
     Additional paid-in capital                                                               72,181,243          71,556,305
     Accumulated deficit                                                                     (68,463,391)        (65,904,573)
     Treasury stock - at cost, 1,958,543 and 1,875,000 shares
     at September 30 and June 30, 2000, respectively                                            (230,174)           (164,175)
     Accumulated other comprehensive income (loss)                                                     -            (362,576)
                                                                                        -------------------------------------
          Total stockholders' equity                                                           3,490,261           5,127,501
                                                                                        -------------------------------------
Total liabilities and stockholders' equity                                                   $ 8,150,332        $ 10,334,513
                                                                                        =====================================



See accompanying notes to consolidated financial statements.

        VDC COMMUNICATIONS, INC. AND SUBSIDARIES CONSOLIDATED STATEMENTS
                OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
        ----------------------------------------------------------------

                                                                           Three Months ended September 30,

                                                                                2000              1999
                                                                                ----              ----
Revenue                                                                         $ 2,022,178      $ 2,312,197

Operating Expenses

  Costs of services                                                               2,372,602        2,598,857
  Selling, general and administrative expenses                                    1,279,270          712,436
  Goodwill amortization                                                             274,293                -
  Asset impairment charges                                                           63,094                -
  Loss on sale of fixed assets                                                      239,117                -
                                                                         ------------------------------------
     Total operating expenses                                                     4,228,376        3,311,293
                                                                         ------------------------------------

Operating loss                                                                   (2,206,198)        (999,096)

Other income (expense):
  Realized loss on marketable securities                                           (347,789)               -
  Other income (expense)                                                             (4,831)          23,599
                                                                         ------------------------------------
    Total other income (expense)                                                   (352,620)          23,599
                                                                         ------------------------------------

Net loss                                                                         (2,558,818)        (975,497)

Other comprehensive income (loss), net of tax:
     Unrealized (loss) on marketable securities                                           -          (21,087)
                                                                         ------------------------------------
Comprehensive loss                                                             $ (2,558,818)       $(996,584)
                                                                         ------------------------------------

Net loss per common share - basic and diluted                                       $ (0.10)         $ (0.05)
                                                                         ------------------------------------

Weighted average number of shares outstanding                                    25,825,347       18,173,582
                                                                         ------------------------------------


See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                 Three Months ended
                                                                                    September 30,
                                                                               2000             1999
                                                                               ----             ----
Cash flows from operating activities:
     Net loss                                                                 $(2,558,818)       $ (975,497)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                613,081           272,122
     Loss on disposal of fixed assets                                             239,117                 -
     Impairment of long-lived assets                                               63,094                 -
     Realized loss on marketable securities                                       347,789                 -
     Provision for doubtful accounts                                                    -           100,244

Changes in operating assets and liabilities:
     Restricted cash                                                                    -           165,905
     Accounts receivable                                                          654,260          (625,307)
     Other assets                                                                 (21,519)          (51,145)
     Accounts payable and accrued expenses                                       (439,199)          765,763
     Unearned revenue                                                             (50,943)                -
                                                                         -----------------------------------
       Net cash used by operating activities                                   (1,153,138)         (347,915)

Cash flows from investing activities:
     Proceeds from sale of equipment                                               68,000                 -
     Proceeds from repayment of notes receivable                                        -           205,000
     Refund of fixed asset acquisition                                                  -           210,018
     Fixed asset acquisition                                                     (131,980)          (97,498)
                                                                         -----------------------------------
       Net cash flows provided by (used) investing activities                     (63,980)          317,520

Cash flows from financing activities:
      Proceeds from issuance of short-term debt                                         -            80,000
      Repayments on long term debt                                                (14,039)                -
      Proceeds from issuance of common stock                                      625,000                 -
      Repayments on capital lease obligations                                     (42,761)         (149,656)
                                                                         -----------------------------------
        Net cash flows provided by (used) in financing activities                 568,200           (69,656)
                                                                         -----------------------------------
    Net (decrease) in cash and cash equivalents                                  (648,918)         (100,051)
Cash and cash equivalents, beginning of period                                    772,125           317,799
                                                                         -----------------------------------
Cash and cash equivalents, end of period                                       $  123,207        $  217,748


See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       General

These consolidated financial statements for the three month periods ended September 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VDC Communications, Inc. and its subsidiaries (collectively, "VDC" or the "Company") as of and for the year ended June 30, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended June 30, 2000 included in the Company's Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 2000, the results of its operations for the three month periods ended September 30, 2000 and 1999 and its cash flows for the three-months ended September 30, 2000 and 1999. The results of operations for the three month periods ended September 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending June 30, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Cost of services includes depreciation and amortization attributable to operating equipment of $268,502 and $258,222 during the three-months ended September 30, 2000, and 1999, respectively. Selling, general and administrative expenses include depreciation and amortization of $70,286 and $13,900 and bad debt expense of $0 and $100,244 during the three months ended September 30, 2000, and 1999, respectively.

Loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per share calculation as their effect is anti-dilutive.

2.       Business Segment Information

At September 30, 2000, VDC had two business segments, retail long distance telecommunications ("Retail") and wholesale long distance telecommunications ("Wholesale"). Retail provides domestic and international long distance services to residential and small business customers located within the United States. Wholesale provides domestic and international long distance services and rental of VDC's circuit switching facilities to U.S. and foreign based telecommunications companies. Other segments include the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies and certain corporate assets and non-allocable corporate expenses.

The Company evaluates performance based on profit or loss from operations. There were no intercompany sales among Wholesale and Retail and both segments are currently managed separately.

Operating results and other financial data presented for the wholesale and retail segments of the Company are as follows:

                                                 Wholesale            Retail
                                            Telecommunications  Telecommunications    Corporate
                                                 Services            Services         and Other          Totals
                                            ---------------------------------------------------------------------
Three Months Ended September 30, 2000
    Segment Revenue                               943,239          1,050,344            28,595        2,022,178
    Segment Loss                                 (622,496)        (1,606,811)         (329,511)      (2,558,818)
    Segment Assets                              3,484,012          4,170,501           495,819        8,150,332
    Goodwill - net of accumulated amortization          -          3,017,224                 -        3,017,224
    Investment in MCC                                   -                  -           140,000          140,000


Three Months Ended September 30, 1999
    Segment Revenue                              2,279,643                 -            32,554        2,312,197
    Segment Loss                                  (819,024)                -          (156,473)        (975,497)
    Segment Assets                               6,852,745                 -         3,098,174        9,950,919
    Investment in MCC                                    -                 -         2,400,000        2,400,000


3.       Sale and/or abandonment of equipment

In August 2000, the Company recognized a loss of $126,426 on the sale of a long distance telecommunications switch located in Colorado. The consideration received consisted of a note receivable of $172,500 and cash of $52,500. The note bears interest at 10% per annum and is due in full on November 25, 2000.

In September 2000, the Company recognized a loss of $112,691 on the sale of other equipment located in Colorado. The consideration received consisted of cash of $15,500.

During the quarter ended September 30, 2000, the Company recognized an impairment loss of $63,094 in connection with the abandonment of the Colorado telecommunications switch site location.

4.       Capital Transactions

In July 2000, VDC sold 625,000 shares of common stock to unrelated investors at $1.00 per share, the public market price at that time.

5.       Subsequent Event

Convertible Debentures

VDC's board of directors has approved a private placement of an aggregate of $650,000 of 8% convertible senior debentures, which we expect would, to a limited extent, fund operating losses. The proposed investors have not yet provided a definitive commitment for the transaction (nor can there be any assurance that they will complete the transaction). The debentures would mature three (3) years from the date of issuance, accrue interest at the rate of 8% per annum payable upon maturity and be prepayable, at VDC's discretion, at any time upon thirty (30) days written notice. The principal amount of the debentures and all accrued interest would be convertible in the investors' discretion. The debentures would be secured by a first priority perfected security interest on substantially all of the assets of VDC. The proposed investors include Frederick
A. Moran,  VDC's  Chairman and Chief  Executive  Officer,  and affiliates of Mr.
Moran and family trusts associated with Mr. Moran, and one non-affiliated investor. Any debentures issued to Mr. Moran and affiliates of Mr. Moran and family trusts associated with Mr. Moran would be convertible at $0.1875 per share, so long as such amount is not less than the closing market price of VDC's common stock on the date the transaction closes. Any debentures issued to the non-affiliated investor would be convertible at $0.145 per share. VDC's use of any proceeds from the debentures would be restricted to, among other things, advances to its subsidiaries to pay operational expenses other than accounts payable outstanding as of the date of issuance. A breach of this covenant would constitute an event of default under the debentures and would, in the investors' discretion, result in the immediate acceleration of VDC's obligation to repay the debentures. VDC would agree to grant piggyback registration rights to the purchasers of the debentures to include the shares issuable upon conversion of the debentures in a registration statement filed by VDC. The investors in this transaction have not agreed to complete the financing at this date and are awaiting certain conditions prior to making their final investment determination. Even if these certain conditions are met, the investors have reserved the right not to complete the transaction in their sole discretion.

Option Repricing

In light of the decline in market price of the Company's common stock as of October 2000, the Board of Directors believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 2000, the Board of Directors approved an option repricing program under which options to acquire shares of common stock that were originally issued with exercise prices above $0.1875 per share were reissued with an exercise price of $0.1875 per share (or $0.20625 in the case of the CEO and his wife), the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. Options to purchase 2,529,000 shares of Company common stock were affected by the repricing program. Options to purchase 1,345,000 shares of common stock granted to executive officers and members of the Board of Directors were affected by the repricing program.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB No. 25". Among other issues, this interpretation clarifies the accounting consequence of various modifications to the terms of a previously fixed stock option or award. If the exercise price of an option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised. The interpretation requires a charge to operations for the difference between the quoted market value of VDC's common stock at the end of each reporting period and the option price of unexercised, outstanding stock options. The interpretation is effective July 1, 2000 but covers events that occur after December 15, 1998. Thus, compensation expense may be recorded in the future as a result of this repricing.

6.       Commitments and Contingencies

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

7.       Supplemental Disclosure of Cash Flow Information

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                                                                Three months ended September 30
                                                                -------------------------------
                                                                  2000                  1999
                                                                  ----                  ----
Cash paid during the quarter for:
     Interest                                                    $14,911                $38,558
Schedule of non-cash financing and investing activities:
     Equipment exchanged for note receivable                    $172,500                     $-


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Cautionary Statement for Purposes of
                       the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "could," "would," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect VDC's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i)

VDC's limited capital and possible bankruptcy; (ii) VDC's ability to operate profitably; (iii) VDC's ability to secure sufficient financing in order to fund its operations; (iv) competitive and other market conditions, including pricing pressure, that may adversely affect the scope of VDC's operations; (v) VDC's dependence on certain key personnel; (vi) VDC's concentration of revenues from a couple of larger customers; (vii) network failure or complications, including service delays; (viii) VDC's ability to successfully integrate potential mergers and/or acquisitions into VDC, including the retention of certain key personnel;
(ix) dependence upon a limited number of equipment vendors; (x) network capacity constraints; (xi) uncertainty as to whether the Internet will continue to grow as a medium for voice and facsimile communications; and, (xii) inherent regulatory, licensing and political risks associated with operations in foreign countries. Additional factors are in VDC's other public reports and filings with the Securities and Exchange Commission ("SEC") including a Registration Statement on Form S-3 (No. 333-46694) and a VDC prospectus dated October 27, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

VDC Communications, Inc. (referred to herein as "VDC" "we" or "us") provides long distance telecommunications services, mainly voice, but also facsimile, to its customers. VDC has two business segments, retail long distance ("Retail") and wholesale long distance ("Wholesale"). Retail focuses on reselling domestic and international long distance services to residential and small business customers in the United States. Wholesale focuses on reselling domestic and international long distance services, and rental of our circuit switching facilities, to U.S. and foreign based telecommunications companies. The global wholesale network consists of owned telecommunications switching and ancillary equipment, leased telecommunications lines and interconnect agreements with carriers and customers. Our telecommunications equipment, currently located in New York and Los Angeles comprises our operating facilities. We also generate nominal revenues from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies.

During the quarter ended September 30, 2000, we re-directed most of our resources towards Retail. We have loaned material funds to our 100% owned subsidiary that operates our retail long distance services. Through this subsidiary, we have increased our retail subscribers to over 11,000, with over 8,000 currently connected to our network and over 3,000 having ordered the service and awaiting connection to the network. At the same time, we have begun to de-emphasize Wholesale and have limited the resources committed to Wholesale. We expect that revenues derived from Wholesale may continue to decrease and may be a smaller percentage of total revenues than experienced prior to October 1, 2000. We have already begun to experience this transition.

Also during the quarter ended September 30, 2000, we raised $625,000 through the sale of unregistered common stock; and, rebranded our product segments through the initiation of a new website. Our web address is www.vdccorp.com. In addition, our VoIP Clearinghouse went operational during the quarter ended September 30, 2000. We have not passed any commercial telecommunications minutes, voice or facsimile calls, over our VoIP network to date. As a result of our liquidity constraints and our emphasis on Retail, we have been unable to commit resources, beyond our website, to procuring customers for this network. We are considering our alternatives in regards to the further development and marketing of the VoIP network. Given our limited cash position, we have postponed activity in regards to the VoIP program and are considering the cancellation of the program.

Segments

1.       Retail

We now have over 11,000 retail customers in the United States. The majority of the telecommunications traffic, voice phone calls, generated by our customers is originated and terminated domestically.

We acquire residential customers through direct marketing via the telephone. We currently have two products that we offer to residential phone users. They provide the customer a competitive termination rate for long distance calls within the United States. Both of these services are paid for in advance by the customer, which reduces our exposure to bad debt and enhances liquidity. We currently do not utilize our own facilities to carry our retail customers' traffic, but may in the future. We refer to these services as VDC PeopleTalkSM on our website.

We believe that there is significant potential to achieve higher levels of market penetration in the United States residential market. As a result, we have committed significant resources towards the development of this subsidiary.

The Retail segment earns revenue from residential long distance services which are paid for in advance by the customer.

The Retail segment's costs of services consist largely of telemarketing salaries, carrier costs and customer rebates.

The Retail segment's costs also include selling, general, and administrative expenses ("SG&A"). SG&A consists primarily of personnel costs, professional fees, bank and credit card processing charges, office rental, advertising and postage.

2.       Wholesale

Wholesale focuses on providing services to other telecommunications companies. The majority of the telecommunications traffic, voice or facsimile calls, generated by these customers is terminated internationally.

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

We identify our wholesale services as those using traditional circuit switched technology and those using VoIP technology. Traditional wholesale services are referred to as VDC NetworkTalkSM on our website. VoIP wholesale services are referred to as VDC BusinessTalkSM on our website. We have postponed any further activity in regard to the VoIP network at this time.

Wholesale earns revenue from two sources. Wholesale provides domestic and international telecommunications long distance services which is earned based on the number of minutes billable to our customers, which are other telephone companies. These minutes are generally billed on a monthly basis and are generally due within zero to thirty days. Our second source of revenues is derived from the rental of space and telecommunications equipment and circuits at our telecommunications facilities to other telephone companies ("Partition"). This revenue is generated and billed on a month-to-month basis. We expect Wholesale revenue to decrease during the quarter ending December 31, 2000 and possibly thereafter as a result of, in part, our de-emphasis of this business segment, which includes a reduction in the resources committed to this business segment. Partition revenues, in particular, are expected to decrease significantly during the quarter ending December 31, 2000, as a result of the loss of our largest Partition customer.

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

Wholesale costs also include SG&A. SG&A consists primarily of personnel costs, utilities and rent. We expect SG&A Wholesale costs to decrease mainly as a result of a reduction in personnel and rent. We have closed our Colorado office.

Corporate and Other

Other segments include the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies and certain non-allocable corporate expenses.

Nominal  revenue is generated  from the  management of domestic tower sites that
provide   transmission  and  receiver  locations  for  wireless   communications
companies. This revenue is also generated and billed on a month-to-month basis.

The Consolidated Financial Statements of VDC have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of VDC's recurring losses from operations and significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, VDC's ability to continue as a going concern is highly dependent in the near term on its ability to raise capital, obtain additional retail customers, achieve profitable operations and to generate sufficient cash flow from operations and financing sources to meet obligations.

Results of Operations

For the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Revenues: Total revenues in the three months ended September 30, 2000 ("Current Quarter") decreased to approximately $2.0 million from approximately $2.3 million for the three months ended September 30, 1999 ("Prior Period"). The Wholesale segment generated revenue of approximately $607,000 during the Current Quarter by the transmission of approximately 2.4 million minutes of telecommunications traffic domestically and internationally ("Long Distance Revenue"). The Wholesale segment generated revenue of approximately $2.1 million during the Prior Period by the transmission of approximately 10.3 million minutes of telecommunications traffic domestically and internationally. The decrease is attributable, in part, to the limited resources committed to this business segment. During the Current Quarter, the Wholesale segment also generated revenue of approximately $289,000 from Partition and approximately $33,000 from contractually required payments from a customer due to its failure to provide a certain minimum level of telecommunications traffic. Wholesale generated revenue of approximately $200,000 from Partition during the Prior Period. We expect Partition revenues to decrease in the quarter ending December 31, 2000 as a result of the recent loss of our largest Partition customer.

The Retail segment generated revenue of approximately $1.1 million by providing retail long distance customer services during the Current Quarter. The Retail segment was acquired in June 2000.

Other segments generated approximately $29,000 from site tower management during the Current Quarter as compared to approximately $33,000 during the Prior Period.

Costs of Services: Costs of services in the Current Quarter decreased to approximately $2.4 million from approximately $2.6 million in the Prior Period. Wholesale costs of services were approximately $1.1 million during the Current Quarter as compared to approximately $2.6 million during the Prior Period. The decrease was due to decreased domestic and international minutes of telecommunications traffic, which we purchased from other long distance carriers and decreased operational expenses including salaries, depreciation, and circuit costs.

Retail's  costs of services were  approximately  $1.3 million during the Current
Quarter.  The  largest  components  of  this  category  included   telemarketing
salaries, carrier costs and customer rebates.

SG&A: SG&A expenses increased to approximately $1.3 million in the Current Quarter from approximately $712,000 in the Prior Period. Wholesale's SG&A expenses were approximately $340,000 during the Current Quarter as compared to approximately $712,000 in the Prior Period. The decrease in the Current Quarter was due to a reduction in both personnel and the allocation of corporate SG&A costs to Wholesale.

Retail's SG&A expenses were approximately $992,000 during the Current Quarter. The largest components of SG&A included salaries, bank and credit card processing fees, advertising, printing, postage and the allocation of corporate SG&A.

Goodwill  amortization:   The  June  2000  acquisition  of  our  current  retail
subsidiary generated goodwill of approximately $3.3 million which is being amortized over 36 months, or approximately $274,000 per quarter.

Loss on sale of fixed assets: Loss on sale of fixed assets in the Current Quarter was approximately $239,000. The Company recognized a loss of approximately $126,000 on the sale of a long distance telecommunications switch located in Colorado. Additionally, VDC recognized a loss of approximately $113,000 on the sale of other equipment located in Colorado. There was no gain or loss on the sale of fixed assets for the three months ended September 30, 1999.

Asset impairment charges: During the three-months ended September 30, 2000, VDC recognized an impairment loss of approximately $63,000 in connection with the abandonment of the Colorado telecommunications switch site location. There were no asset impairment charges for the three months ended September 30, 1999.

Other income (expense): Other income (expense) was approximately $(353,000) for the three months ended September 30, 2000 compared with approximately $24,000 for the Prior Period. Other income (expense) in the Current Quarter was mostly due to the write down of VDC's investment in Portacom Wireless, Inc. ("Portacom"). Management felt that the significant decline in value of the Portacom investment was other than temporary. Other income in the Prior Period was mostly due to an overestimation of prior years reserves for professional fees offset by interest expense incurred in connection with capital lease obligations.

Liquidity and Capital Resources

Net cash used by operating activities was approximately $1.2 million in the three months ended September 30, 2000, or Current Period. We collected approximately $2.7 million from customers while paying approximately $3.9 million to carriers, other vendors and employees. Net cash used by operating activities was approximately $348,000 in the three months ended September 30, 1999. In that period, we collected approximately $1.8 million from customers while paying approximately $2.1 million to carriers, other vendors and employees.

Net cash used by investing activities was approximately $64,000 in the three months ended September 30, 2000. Cash was used for the acquisition of fixed assets and provided by proceeds from the sale of equipment. Net cash provided by investing activities was approximately $318,000 in the three months ended September 30, 1999. Cash flows provided by investing activities included the collection of notes receivable and a sales tax refund on previously acquired switching equipment less fixed asset acquisitions.

Net cash provided by financing activities was approximately $568,000 in the three months ended September 30, 2000. This reflects proceeds from the issuance of common stock less repayments on capital lease obligations and long term debt. Proceeds used by financing activities of approximately $70,000 during the three months ended September 30, 1999 reflect repayments of capital lease obligations less proceeds from the issuance of short term debt.

As part of the June 30, 2000 audit, our auditors raised the issue that we may not be able to continue as a going concern as a result of a lack of profits, working capital deficiency and cash needs. A significant amount of capital has been expended towards operations and in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of gross profit that may occur as a result of such programs.

The American Stock Exchange ("AMEX") has notified us that we fall below certain of AMEX's continued listing qualifications. As such, there can be no assurances of continued listing.

Our liquidity requirements arise primarily from cash used in operating activities. To date, we have financed ourselves mostly through equity financing. As of November 9, 2000, we had approximately $100,000 in cash, on a consolidated basis. As of the date of this filing, our cash is not sufficient to pay one month of operating expenses. These funds are not sufficient to support either our business plans or our current rate of operating losses and we may have to file for bankruptcy. In order to continue developing our plans and operations, we need to find a source of funding. We hope to meet short term liquidity requirements by raising additional funds through equity financings or the sale of assets and we are currently exploring several financing alternatives.
Liquidity and capital resources could improve within the short term by a combination of any one or more of the following factors: (i) an increase in revenues and gross profit from operations; (ii) a sale of asset(s); and (iii) debt or equity financing. An inability to generate cash from any of these factors within the short term could have an adverse material affect on our operations and plans for future growth.

We are currently exploring several options in an attempt to address our liquidity concerns. These alternatives include, but are not limited to: significant cost cutting measures, which may impair VDC's ability to grow revenues, debt or equity financing, the sale of significant assets, settling accounts payable arrearages at a fraction of their current carrying value, and/or filing for bankruptcy protection.

VDC's board of directors has approved a private placement as described below. However, as is also described below, the proposed investors have not yet provided a definitive commitment for the transaction (nor can there be any assurance that they will complete such transaction). VDC's board of directors has approved a private placement of an aggregate of $650,000 of 8% convertible senior debentures, which we expect would, to a limited extent, fund operating losses. The debentures would mature three (3) years from the date of issuance, accrue interest at the rate of 8% per annum payable upon maturity and be prepayable, at VDC's discretion, at any time upon thirty (30) days written notice. The principal amount of the debentures and all accrued interest would be convertible in the investors' discretion. The debentures would be secured by a first priority perfected security interest on substantially all of the assets of VDC. The proposed investors include Frederick A. Moran, VDC's Chairman and Chief Executive Officer, and affiliates of Mr. Moran and family trusts associated with Mr. Moran, and one non-affiliated investor. Any debentures issued to Mr. Moran and affiliates of Mr. Moran and family trusts associated with Mr. Moran would be convertible at $0.1875 per share, so long as such amount is not less than the closing market price of VDC's common stock on the date the transaction closes. Any debentures issued to the non-affiliated investor would be convertible at $0.145 per share. VDC's use of any proceeds from the debentures would be restricted to, among other things, advances to its subsidiaries to pay operational expenses other than accounts payable outstanding as of the date of issuance. A breach of this covenant would constitute an event of default under the debentures and would, in the investors' discretion, result in the immediate acceleration of VDC's obligation to repay the debentures. VDC would agree to grant piggyback registration rights to the purchasers of the debentures to include the shares issuable upon conversion of the debentures in a registration statement filed by VDC.

As referenced above, the investors in this transaction have not agreed to complete the financing at this date and are awaiting certain conditions prior to making their final investment determination. One condition is that creditors accept final payments in an amount that is a fraction of current payables. We have contacted most of our creditors in an effort to reduce payables. We have told creditors that if they refuse to settle, we will cease operations and probably file for bankruptcy. Due to certain regulatory rules and requirements, another condition of the investors is a closing market price of VDC of $0.1875 or below on the date of closing. Even if these certain conditions are met, the investors have reserved the right not to complete the transaction in their sole discretion.

If the transaction discussed above is completed, it would provide us with a maximum of $650,000 of cash. Even with this additional cash, we expect that we would still not have sufficient funds to support either our business plans or our current rate of operating losses and we might have to file for bankruptcy. We would hope to find further financing at a later date if our business model succeeds and have identified certain investors who may, or may not, provide financing, given those circumstances. There can be no assurances that we will be successful in raising cash now or in the future.

During the year ending June 30, 2001 to date, we have implemented cost-cutting measures in order to decrease our losses in the short term. These measures include the following:

         (1)      Reduced   personnel  costs,   including  the  release  of  two
                  executive officers. There was no cash component included in the severance package for these two former officers.

         (2) Ceased all Colorado operations and are attempting to terminate our office lease for our Colorado area location. We have also reduced Colorado area personnel from four to zero individuals.

         (3) Undertook significant cost cutting measures at our retail long distance subsidiary in order to reduce losses and increase efficiency. We believe these reductions have had little, if any, negative effects on the growth of our subscriber base.

We expect to cut costs further if our cash position does not improve.

We are projecting capital expenditures of approximately $0 to $10,000 during the remainder of calendar 2000. The capital expenditures, if any, are expected to be mainly associated with the further development of our residential services. We expect to fund these purchases through capital lease financing or proceeds from equity financing and cash flow from operations, if any.

Funds may become available to us, through the monetization of certain non-strategic assets. For example, we have sold the telecommunications switch that we formerly owned and operated in Colorado. We have sold this switch for cash and a promissory note. The full amount of the promissory note, which is $172,500, is due November 25, 2000.

To meet liquidity requirements in the long term, we need to increase our revenues and gross profit, which will most likely occur as a result of growth in the retail long distance business. There are no assurances, however, that these long term objectives will transpire.

In order to meet these long term objectives, we believe we have to build our retail customer base to the point of critical mass. If we reach critical mass, our ongoing gross profit would likely be sufficient to pay our overhead and other expenses. Reaching critical mass is mostly a function of our marketing efforts. Maintaining our customers is also a priority and depends mostly on the competitiveness of our long distance services.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

VDC is currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since our long-term debt obligations are at fixed rates.

VDC's carrying value of cash and cash equivalents, accounts receivable, accounts payable, and long term debt are a reasonable approximation of their fair value.

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

Item 4.           Submission of Matters to a Vote of Securities Holders

Item not applicable.

Item 5.           Other Information

Item not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits


   Exhibit No.                                           Description                                         Method of Filing
   -----------                                           -----------                                         ----------------

         10.46      Form of Securities Purchase Agreement for June  2000                                            (1)

         10.47      Form of Amendment to Securities Purchase Agreement for July  2000                               (1)


         10.48      Form of Registration Rights Agreement for June  2000                                            (1)

         10.49      1998 Stock Incentive Plan, as Amended Through August 9, 2000                                    (1)

         10.50      Incentive Stock Option Agreement between  Frederick A. Moran and VDC  Communications,           (1)
                    Inc., dated August 9, 2000

         10.51      Incentive Stock Option  Agreement  between  Clayton F. Moran and VDC  Communications,           (1)
                    Inc., dated August 9, 2000

         10.52      Purchase and Sale  Agreement,  by and between  Omnetrix  International,  Inc. and VDC           (1)
                    Telecommunications, Inc., dated August 26, 2000

         10.53      Promissory  Note,  dated August 26,  2000,  made by Omnetrix  International,  Inc. in           (1)
                    favor of VDC Telecommunications, Inc.

         10.54      Security Agreement,  dated August 26, 2000, made by Omnetrix  International,  Inc. in           (1)
                    favor of VDC Telecommunications, Inc.

         10.55      Promissory  Note,  dated June 14, 2000,  made by Voice & Data  Communications  (Latin           (1)
                    America), Inc. in favor of VDC Communications, Inc.

         10.56      Promissory  Note,  dated June 14, 2000,  made by Voice & Data  Communications  (Latin           (1)
                    America), Inc. in favor of VDC Communications, Inc.

         10.57      Form of Promissory Note executed by Rare Telephony, Inc.                                        (1)

         10.58      Form of Restricted Stock Agreement for September 2000                                           (2)

         10.59      Form of Non-Qualified Stock Option for October 2000                                             (2)

         10.60      Form of Incentive Stock Option for October 2000                                                 (2)

         10.61      Form of Stock Option Amendment for October 2000                                                 (2)

         10.62      Incentive Stock Option  Agreement,  dated October 16, 2000, by and between  Frederick           (2)
                    A. Moran and VDC Communications, Inc.

         10.63      Contract of Sale,  dated  October 30,  2000,  by and between VDC  Telecommunications,           (2)
                    Inc. and VDC Communications.

         10.64      Form of Promissory Note executed by Rare Telephony,  Inc. for September,  October and           (2)
                    November 2000

         27.1       Financial Data Schedule                                                                         (2)


(1) Filed as an Exhibit to VDC Communications, Inc.'s Form 10-K for the year ended June 30, 2000 and incorporated herein by reference.

(2)      Filed herewith.

         (b)      Reports on Form 8-K

         Report on Form 8-K dated June 14, 2000 reporting acquisition of Rare Telephony, Inc;

         An Amendment to Form 8-K (Form 8-K/A) filed with the Securities and Exchange Commission on August 25, 2000 amending a previously filed Form 8-K dated as of June 14, 2000 relative to VDC's acquisition of Rare Telephony, Inc; and

         Report on Form 8-K dated October 16, 2000 reporting an exploration of alternatives to address liquidity concerns and a stock option repricing.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VDC COMMUNICATIONS, INC.

By:/s/   Clayton F. Moran                              Dated:  November 13, 2000
   -----------------------------------------
         Clayton F. Moran
         Chief Financial Officer and Authorized Signatory

                                                    EXHIBIT INDEX

    Exhibit Number                                                                               Page Number in
    (Referenced to                                                                                 Rule 0-3(b)
      Item 601 of                                                                                  Sequential
       Reg. S-K                                                                                 Numbering System
                                                                                                Where Exhibit Can
                                                                                                    Be Found

          10.58           Form of Restricted Stock Agreement for September 2000

          10.59           Form of Non-Qualified Stock Option for October 2000

          10.60           Form of Incentive Stock Option for October 2000

          10.61           Form of Stock Option Amendment for October 2000

          10.62           Incentive  Stock Option  Agreement,  dated  October 16, 2000, by and between Frederick A. Moran and VDC Communications, Inc.

          10.63           Contract of Sale,  dated  October 30,  2000,  by and between VDC
                          Telecommunications, Inc. and VDC Communications, Inc.

          10.64           Form of  Promissory  Note executed by Rare  Telephony,  Inc. for
                          September, October and November 2000

           27.1           Financial Data Schedule
