Form 10-Q
period 2000-12-31
VDC COMMUNICATIONS INC
filed 2001-02-14
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2000

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

                                550 Broad Street
                            Newark, New Jersey 07201
                     (Address of principal executive office)

--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (973) 621-6660

                                 Not applicable

     (Former name, former address, and former fiscal year if changed since last report)

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

     As of February 8, 2001, the number of shares of registrant's common stock, par value $.0001 per share, outstanding was 24,753,030.

                            VDC COMMUNICATIONS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                         PAGE
         ---------------------                                         ----

  Item 1.      Consolidated balance sheets as of  June 30, 2000
               And December 31, 2000                                           3

               Consolidated statements of operations and
                 comprehensive loss for the three and six month
                 periods ended December 31, 1999 and 2000                      4

               Consolidated statements of cash flows for the
               six months ended  December 31, 1999 and 2000                    5

               Notes to consolidated financial statements                    6-9


  Item 2.      Management's discussion and analysis of financial
               condition and results of operations                          9-15


  Item 3.      Quantitative and qualitative disclosures about
               market risk                                                    15


PART II  OTHER INFORMATION

Item 1.      Legal Proceedings                                                15


Item 2.      Changes in Securities and Use of Proceeds                        15


Item 3.      Defaults Upon Senior Securities                                  15


Item 4.      Submission of Matters to a Vote of Security Holders           15-16


Item 5.      Other Information                                                16


Item 6.      Exhibits and Reports on Form 8-K                              16-17

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,        June 30,
                                                                              2000              2000
                                                                          (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                 $ 104,244          $ 772,125
     Marketable securities                                                             -             51,213
     Accounts receivable, net of allowance for doubtful accounts
      of $1,502 at December 31, 2000 and $504,088 at June 30, 2000                28,819            935,217
     Other current assets                                                        125,092                -
                                                                        ------------------------------------
          Total current assets                                                   258,155          1,758,555

Property and equipment, less accumulated depreciation                          2,212,457          4,286,707
Intangibles, net                                                               2,998,301          3,643,193
Investment in MCC                                                                140,000            140,000
Other assets                                                                      55,789            506,058
Net assets of discontinued operations                                            832,522                  -
                                                                        ------------------------------------
          Total assets                                                       $ 6,497,224       $ 10,334,513
                                                                        ====================================

Liabilities and Stockholders Equity
Current:
     Accounts payable and accrued expenses                                   $ 3,699,812        $ 3,748,037
     Unearned Revenue                                                            476,934            463,585
     Current portion of capitalized lease obligations                              -                 178,341
     Current portion of long term debt                                           155,889             71,490
                                                                        ------------------------------------
          Total current liabilities                                            4,332,635          4,461,453

     Long-term portion of capitalized lease obligations                                -            521,482
     Long-term portion of long term debt                                         111,892            224,077
                                                                        ------------------------------------
          Total liabilities                                                    4,444,527          5,207,012

Commitment and Contingencies

Stockholders equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                               -                  -
     Common stock, $0.0001 par value, authorized 50 million shares issued - 26,180,347 and 25,200,347 at
     December 31, and June 30, 2000, respectively                                  2,618              2,520
     Additional paid-in capital                                               72,347,459         71,556,305
     Accumulated deficit                                                     (70,067,206)       (65,904,573)
     Treasury stock at cost, 1,958,543 and 1,875,000 shares
     at December 31 and June 30, 2000, respectively                             (230,174)          (164,175)
     Accumulated comprehensive income (loss)                                           -           (362,576)
                                                                        ------------------------------------
                                                                        ------------------------------------
          Total stockholders equity                                           2,052,697          5,127,501
                                                                        ------------------------------------
                                                                        ------------------------------------
Total liabilities and stockholders equity                                   $ 6,497,224       $ 10,334,513
                                                                        ====================================

See accompanying notes to consolidated financial statements.

       VDC COMMUNICATIONS, INC. AND SUBSIDARIES CONSOLIDATED STATEMENTS OF
                 OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
               -------------------------------------------------

                                                                Three Months ended                        Six-months ended
                                                                   December 31,                             December 31,
                                                             2000               1999              2000                 1999

Revenue                                                      $ 1,030,110            $ 29,527        $ 2,109,049            $ 62,081

Operating Expenses

  Costs of services                                             950,819              12,303          2,242,431              52,028
  Selling, general and administrative expenses                   661,490              64,420          1,361,922             164,645
  Depreciation and amortization                                  374,998              19,490            749,072              38,204
  Non-cash compensation expense                                  166,250                   -            166,250                   -
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------

     Total operating expenses                                  2,153,557              96,213          4,519,675             254,877
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------

Operating loss                                               (1,123,447)             (66,686)       (2,410,626)            (192,796)

Other income (expense):

  Other income (expense)                                         289,019             (46,149)           (59,320)             (8,934)
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
    Total other income (expense)                                 289,019             (46,149)           (59,320)             (8,934)


Loss from continuing operations                                 (834,428)           (112,835)       (2,469,946)            (201,730)
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------

Discontinued Operations:

Loss from operations of wholesale division to be
disposed of                                                     (769,387)           (578,856)       (1,692,687)          (1,465,458)

Net loss                                                     (1,603,815)            (691,691)       (4,162,633)          (1,667,188)

Other comprehensive (loss), net of tax:
     Unrealized (loss) on marketable securities                  -                   (12,050)          -                    (33,137)
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------

Comprehensive loss                                        (1,603,815)            (703,741)       (4,162,633)          (1,700,325)
                                                      ==============================================================================
                                                      ==============================================================================

Loss from continuing operations per common
share basic and diluted                                       (0.04)              (0.00)                (0.09)               (0.01)
Loss from discontinued operations per common
share basic and diluted                                       (0.04)              (0.03)                (0.07)               (0.08)
Net loss per common share basic and diluted               $   (0.08)         $    (0.03)         $      (0.16)         $     (0.09)
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
Weighted average number of shares outstanding               21,180,347         20,580,990             26,002,847          19,377,286
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six-months ended
                                                                                December 31,
                                                                           2000             1999

Cash flows from operating activities:
     Net loss                                                             $(4,162,633)  $ (1,667,188)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                                            749,072          527,141
     Non-cash compensation expense                                            166,250                  -
     Gain on disposal of fixed asset                                             -             (54,878)
     Provision for doubtful accounts                                             -             254,502
     Realized loss on marketable securities                                   347,790           -
Changes in operating assets and liabilities:
     Resticted cash                                                             -              475,770
     Accounts receivable                                                       92,442        (405,020)
     Other assets                                                              19,096             5,560
     Accounts payable and accrued expenses                                     (3,680)         458,996
      Unearned revenue                                                         13,349                  -
     Net assets - discontinued operations                                   1,327,357                  -
                                                                     -----------------------------------
                                                                     -----------------------------------
       Net cash used by operating activities                               (1,450,957)       (405,117)

Cash flows from investing activities:
     Proceeds from repayment of notes receivable                               -               249,979
     Refund of fixed asset acquisition                                         -               210,018
     Fixed asset (acquisition) disposals - net                                185,862        (105,296)
                                                                     -----------------------------------
                                                                     -----------------------------------
       Net cash flows provided by (used) in  investing activities             185,862          354,701

Cash flows from financing activities:
      Proceeds from issuance of common stock                                  625,000        1,000,000
      Repayment of note payable                                               (27,786)                -
      Repayments on capital lease obligations                                   -               (34,849)
      Proceeds from issuance of short-term debt                                 -               80,000
                                                                     -----------------------------------
                                                                     -----------------------------------
        Net cash flows provided by financing activities                      597,214         1,045,151
                                                                     -----------------------------------
                                                                     -----------------------------------
    Net increase (decrease) in cash and cash equivalents                    (667,881)          994,735
Cash and cash equivalents, beginning of period                                772,125           317,799
                                                                     -----------------------------------
                                                                     -----------------------------------
Cash and cash equivalents, end of period                                     104,244     $ 1,312,534
                                                                     ===================================
                                                                     ===================================

See accompanying notes to consolidated financial statements.

VDC Communications, Inc. and Subsidiaries
Notes to consolidated financial statements

1.       General

     These consolidated financial statements for the three and six month periods ended December 31, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VDC Communications, Inc. and its subsidiaries (collectively, "VDC" or the "Company") as of and for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended June 30, 2000 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month period ended September 30, 2000 included in the Company's Form 10-Q for the quarter then ended as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at December 31, 2000, the results of its operations for the three and six month periods ended December 31, 2000 and 1999 and its cash flows for the six months ended December 31, 2000 and 1999. The results of operations for the three and six month periods ended December 31, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending June 30, 2001.

     The Company is predominantly a long distance switchless reseller, and obtains the majority of its switching and long haul transmission of its service from Qwest Communications, Inc. ("Qwest"). The Company pays Qwest bills at contractual per minute rates, which vary depending on the time, distance and type of call, for the combined usage of the Company's nationwide base of customers.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     Certain prior-year amounts have been reclassified to conform to the expected year ended June 30, 2001 financial statement presentation. The most significant adjustment has been to reclassify the operating results for the three and six months ending December 31, 2000 and 1999 and balance sheet as of December 31, 2000 of VDC Telecommunications, Inc. ("Telecom") as discontinued operations.

     Loss per common share is calculated by dividing the loss attributable to common shares by the weighted average number of shares outstanding. Outstanding common stock options and warrants are not included in the loss per share calculation as their effect is anti-dilutive.

2.       Discontinued Operations

Details of Disposal

     In December 2000, the Company made the decision to discontinue the operations of Telecom, which historically had been unprofitable. Telecom's operations ceased effective December 2000. In accordance with generally accepted accounting principles EITF Issue 95-18, Telecom was treated as a discontinued operation for the three and six months ended December 31, 2000 and the preceding period's Consolidated Financial Statements.

     The Company is in the process of winding down its Telecom operations and settling certain assets and liabilities relating to the wholesale division. The Company expects that this process will be complete within twelve months and will not result in significant future operating losses.

     Pre-Measurement Date Operating Results and Loss per Common Share

     Operating results and Loss per Common Share of Telecom for the six months ended December 31, 2000 are shown separately on the accompanying statement of operations.

Revenue From Telecom

     Telecom's net sales for the three and six months ended December 31, 2000 were $394,341 and $1,337,579, respectively. Telecom's net sales for the three and six months ended December 31, 1999 were $2,279,643 and $4,454,282, respectively. These amounts are not included in revenue in the accompanying statement of operations.

Assets and Liabilities to be Disposed Of

     Telecom's assets and liabilities to be disposed of consisted of the following at December 31, 2000:

                                                               December 31, 2000
                                                               -----------------
Accounts Receivable - net                                              $ 37,069
Notes Receivable                                                        172,500
Property and Equipment - net                                          1,063,602
Other Assets                                                            261,550
                                                                     -----------
Total Assets                                                          1,534,721
Accounts Payable and Accruals                                            89,092
Capital Lease  Obligations                                              613,107
                                                                     -----------
Net Assets to be Disposed Of                                          $ 832,522

3.       Capital Transactions

     In July 2000, VDC sold 625,000 shares of Company common stock to unrelated investors at $1.00 per share, the public market price at that time.

     The Company issued 355,000 shares of Company common stock to certain member of management during the six months ended December 31, 2000. The issuance has been recorded as non-cash compensation at the fair market value of the common shares at the date of issuance.

4.       Other Matters

     Approximately $1.1 million of the liabilities reflected in the Company's consolidated financial statements were attributable to a wholly-owned subsidiary of the Company (the "Subsidiary") and were accrued in connection with the Subsidiary's former operations. The Company has elected to reflect the potential liability within its financial statements despite the fact management has reason to believe that the Subsidiary may not be responsible for such potential liability and despite the fact that the Subsidiary has limited assets and would be unable to pay this liability if it were, in fact, liable for it. Moreover, due to the fact that the potential liability would be a liability of the Subsidiary, a separate legal entity, and not of VDC Communications, Inc., the parent company, management believes that the potential liability will not impact the assets of the parent or its subsidiaries, other than the Subsidiary.

5.       Commitments and Contingencies

Option Repricing

     In light of the decline in market price of the Company's common stock as of October 2000, the Board of Directors believed that the outstanding stock options with an exercise price in excess of the actual market price were no longer an effective tool to encourage employee retention or to motivate high levels of performance. As a result, in October 2000, the Board of Directors approved an option repricing program under which certain options to acquire shares of common stock that were originally issued with exercise prices above $0.1875 per share were reissued with an exercise price of $0.1875 per share (or $0.20625 in the case of the former CEO and his wife), the fair market value of the common stock at the repricing date. These options will continue to vest under the original terms of the option grant. Options to purchase 2,529,000 shares of Company common stock were affected by the repricing program. Options to purchase 1,345,000 shares of common stock granted to executive officers and members of the Board of Directors were affected by the repricing program.

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

6.       Supplemental Disclosure of Cash Flow Information

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.



                                                  Six months ended December 31,

                                                 -------------------------------
                                                               2000         1999
                                                               -----       -----

Cash paid during the period for:
     Interest                                                 16,311     $82,259
Schedule of non-cash financing and investing activities:
     Equipment exchanged for note receivable                  $172,500  $-
     Equipment acquired through capital lease obligation      $-        $249,335
     Cancellation of stock subscription receivable            $-        $344,700


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Cautionary Statement for Purposes of
                       the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

     When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "could," "would," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect VDC's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) VDC's limited capital and possible bankruptcy; (ii) VDC's ability to operate profitably; (iii) VDC's ability to secure sufficient financing in order to fund its operations; (iv) competitive and other market conditions, including pricing pressure, that may adversely affect the scope of VDC's operations; (v) VDC's dependence on certain key personnel; (vi) VDC's ability to successfully integrate potential mergers and/or acquisitions into VDC, including the retention of certain key personnel; and, (xii) inherent regulatory and licensing requirements. Additional factors are in VDC's other public reports and filings with the Securities and Exchange Commission ("SEC") including a Registration Statement on Form S-3 (No. 333-46694) and a VDC prospectus dated October 27, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

     VDC Communications, Inc. (referred to herein as "VDC" "we" or "us") is a predominantly long distance switchless reseller, and obtains the majority of its switching and long haul transmission of its service from Qwest Communications, Inc. ("Qwest"). We pay Qwest bills at contractual per minute rates, which vary depending on the time, distance and type of call, for the combined usage of our nationwide base of customers. We also generate nominal revenues from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies.

     During the quarter ended December 2000, VDC undertook substantial expense reductions necessitated by its continuing negative cash flow, its inability to pay operating expenses, its inability to raise additional capital, and its depleted and inadequate cash position. VDC's current liquidity-constrained circumstances result primarily from: (i) the inability of VDC's recently acquired retail long distance operation to sufficiently reduce its cash losses; and , (ii)VDC's inability to raise funds. The cutbacks included an approximate 48% staff and operations reduction at the retail long distance unit, and the discontinuation of its Wholesale operations. In addition, VDC has been in talks with unsecured creditors for months in attempts to settle past due payables. VDC has experienced modest success with certain vendors by finding mutually agreeable compromises. Nevertheless, these settlements have not had a material impact on VDC's balance sheet and, as such, VDC was unable to complete the proposed financing announced on October 27, 2000. As part of its ongoing plan, VDC will continue to seek compromise of its accounts payable in the hope of settling with its creditors. VDC will continue to seek alternatives in regard to improving its balance sheet, including, but not limited to: raising capital, and/or the sale of asset(s). We have, however, thus far been unsuccessful in raising capital and it is unlikely the sale of asset(s) will satisfactorily address VDC's current liquidity situation. VDC is also considering merger and acquisition possibilities.

     In December, 2000, Frederick A. Moran, VDC's former Chairman and C.E.O and Clayton F. Moran, VDC's former CFO resigned in order to maximize expense reductions. Anthony DeJesus, C.P.A., was appointed Chairman, CEO and CFO by
VDC's Board of Directors. Mr. DeJesus joined VDC in July 1998. Since then, he has been an integral part of VDC's management team. The employment agreements of Frederick A. Moran and Clayton F. Moran provide for severance payments of approximately $145,000. We may attempt to renegotiate any such payments as part of severance agreements. We are currently uncertain whether we will be obligated to make such payments and whether any eventual payments will have a material adverse effect on our liquidity and capital resources. In January 2001, another executive officer, Edwin B. Read, resigned. His severance agreement did not include a material cash component.

     It is management's hope that this large cutback in operating expenses will prove sufficient to permit VDC to achieve positive operating cash flow. In order to maximize expense reductions, VDC has curtailed its marketing staff by approximately 57%. Our recent marketing staff cuts will likely have a material adverse effect on our customer base. In addition, in light of our liquidity position, among other things, we may further reduce our marketing staff and rely upon commissioned agents. We are uncertain about the effect this might have on our marketing efforts and customer base.


     We acquire residential customers through direct marketing via the telephone. We currently have over 10,000 retail subscribers with over 8,500 currently connected to our network and over 1,500 having ordered service and awaiting connection to the network. We have two products that we offer to residential phone users. They provide the customer a competitive termination rate for long distance calls within the United States. Both of these services are paid for in advance by the customer, which reduces our exposure to bad debts and enhances liquidity.

     In December 2000, we made the decision to discontinue the operations of our wholesale segment whose operations were conducted through our wholly-owned subsidiary, VDC Telecommunications, Inc. ("Telecom"). Telecom had historically been unprofitable and its prospects diminished in the low-growth, margin squeezed international wholesale market as it accumulated significant arrearages. Additionally, we cancelled all plans related to the VoIP program and are attempting to return the equipment to the respective vendors. Telecom's operations ceased effective December 2000. Telecom was treated as a discontinued operation for the three and six months ended December 31, 2000 and the preceding period's Consolidated Statement of Operations.

     We earn revenue from residential long distance services which are paid for in advance by the customer. Nominal revenue is generated from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies. This revenue is generated and billed on a month-to-month basis.

     Our costs of services consist largely of telemarketing salaries, carrier costs and customer rebates. Selling, general, and administrative expenses
("SG&A") consist primarily of personnel costs, professional fees, bank and credit card processing charges, office rental, printing and postage.

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

Results of Operations

     For the Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

     Revenues: We began providing retail long distance services in June 2000. We generated revenue of approximately $1.0 million in the three months ended December 31, 2000 ("Current Quarter"). We generated the majority of our revenue by providing retail long distance services during the Current Quarter. Additional revenue of approximately $29,000 was generated from domestic site tower management during the Current Quarter as compared to approximately $30,000 during the three months ending December 31, 1999 ("Prior Period Quarter").

     Costs of Services: Our costs of services were approximately $950,000 during the Current Quarter. Telemarketing salaries and carrier costs accounted for approximately 46% and 32% of these costs, respectively. Other less significant costs included customer rebates, telemarketing phone costs, and FCC mandated independent verification procedures. Prior Period costs of services of approximately $12,000 were attributable to site rental costs associated with domestic site tower management.

     SG&A: SG&A expenses were approximately $661,000 during the Current Quarter as compared to approximately $64,000 during the Prior Period Quarter. Salaries accounted for approximately 70% of these costs in the Current Quarter. Other less significant SG&A expenses included bank and credit card processing fees, rent, advertising, printing and postage. Prior Period Quarter SG&A costs were mostly attributable to salaries.

     Depreciation and Amortization ("D&A"): D&A expenses were approximately $375,000 in the Current Quarter. The June 2000 acquisition of the retail subsidiary generated goodwill of approximately $3.3 million, which is being amortized over 36 months, or approximately $274,000 per quarter. Other D&A consists of amortization of internally developed billing software, amortization attributable to the costs of acquiring tariffs and licenses necessary to provide retail long distance services nationally and the depreciation of office equipment and furniture. D&A expense of approximately $19,000 for the Prior Period Quarter was mostly attributable to office equipment and furniture.

     Non-Cash Compensation: Non-cash compensation of approximately $166,000 was attributable to the issuance of stock awards to certain members of our management. We issued 355,000 shares of common stock which has been recorded as non-cash compensation at the fair market value of the common shares at the date of issuance.

     Other income (expense): Other income (expense) was approximately $289,000 for the three months ended December 31, 2000, which was mostly attributable to settlement with certain vendors and/or prior period overaccruals. Other income (expense) of approximately $(46,000) for the three months ended December 31, 1999 was due to miscellaneous charges and interest expense offset by interest income.

     For the Six Months Ended December 31, 2000 Compared to the Six Months Ended December 31, 1999

     Revenues: We generated revenue of approximately $2.1 million in the six months ended December 31, 2000 ("Current Period") as compared to approximately $62,000 for the six months ended December 31, 1999 ("Prior Period"). We generated the majority of our revenue by providing retail long distance customer services during the Current Quarter. Additional revenue of approximately $57,000 was generated from domestic site tower management during the Current Period as compared to approximately $62,000 during the Prior Period.

     Costs of Services:  Our costs of services were  approximately  $2.2 million during the Current Period. In the Current Period telemarketing salaries and carrier costs accounted for approximately 56% and 20% of these costs, respectively. Other less significant costs included customer rebates, telemarketing phone costs, and FCC mandated independent verification procedures. Prior Period costs of services of $52,000 were attributable to salaries and site rental costs associated with domestic site tower management.

     SG&A: SG&A expenses were approximately $1.4 million during the Current Period. Salaries accounted for approximately 67% of these costs. Other less significant SG&A expenses included bank and credit card processing fees, rent, advertising, printing and postage. Prior Period SG&A costs of approximately $165,000 were mostly attributable to salaries.

     Depreciation and Amortization : D&A expenses were approximately $749,000 in the Current Period. The June 2000 acquisition of the retail subsidiary generated goodwill of approximately $3.3 million, which is being amortized over 36 months. Other D&A consists of amortization of internally developed billing software, amortization attributable to the costs of acquiring tariffs and licenses necessary to provide retail long distance services nationally and the depreciation of office equipment and furniture. Prior Period D&A of approximately $38,000 is mostly attributable to office furniture and equipment.

     Non-Cash Compensation: Non-cash compensation of approximately $166,000 in the Current Period was attributable to stock awards to certain members of the Company's management.

     Other income (expense): Other income (expense) was approximately $(59,000) for the six months ended December 31, 2000, which was mostly attributable to settlement with certain vendors and/or prior period overaccruals. Other (expense) of $(8,934) was mostly due to interest expense offset by interest income.

Liquidity and Capital Resources

     Net cash used by operating activities was approximately $(1,450,957) in the six months ended December 31, 2000, or Current Period. Most of the cash was used to fund the net loss which was reduced by non-cash charges and the net assets of the discontinued operations. Net cash used by operating activities was approximately $(405,000) in the Prior Period. We collected approximately $4.1 million from customers while paying approximately $4.5 million to carriers, other vendors and employees.

     Net cash provided by investing activities was approximately $186,000 in the six months ended December 31, 2000. Cash was provided by proceeds from the sale of equipment. Net cash provided by investing activities of approximately $356,000 in the six months ended December 31, 1999 was from the collection of notes receivable and a sales tax refund on previously acquired switching equipment less cash used for the acquisition of fixed assets.

     Net cash provided by financing activities was approximately $597,000 in the six months ended December 31, 2000. This reflects proceeds from the issuance of common stock less repayments on long term debt. Net cash provided by financing activities was approximately $1 million during the six months ended December 31, 1999. This reflects proceeds from the issuance of common stock and short-term borrowings less repayments on capital lease obligations.

     As part of the June 30, 2000 audit, our auditors raised the issue that we may not be able to continue as a going concern as a result of a lack of profits, working capital deficiency and cash needs. A significant amount of capital has been expended towards operations and in connection with certain acquisitions.

     In December 2000, the American Stock Exchange (the "Exchange") notified us that they intended to proceed with the filing of an application with the Securities and Exchange Commission to strike our common stock from the Exchange. On January 26, 2001, we announced the decision not to appeal the Exchange's decision to delist and consented to the removal of our common stock from the Exchange. This action became necessary because we no longer fully satisfied all the guidelines of the Exchange for continued listing. Our common stock is now qualified for trading on the OTC Bulletin Board under the symbol "VDCI."

     Our liquidity requirements arise primarily from cash used in operating activities. To date, we have financed ourselves mostly through equity financing. Since the quarter ending September 30, 2000, we have financed operations primarily through: (i) revenues from operations, and (ii) extending payables to vendors and certain other parties beyond payment terms. The retail business is currently operating at approximately $20,000 loss per month from a cash flow perspective.

     To address our short term liquidity issue, we are pursuing the sale of certain of our assets not associated with the retail long distance business. There can be no assurance that any such transaction will be consummated. Additionally, one of our wholly-owned subsidiaries has filed lawsuits against certain of its debtors to collect indebtedness of approximately $625,000 plus certain other fees, claims and costs. Even if we are successful in these lawsuits, however, our ability to collect on the indebtedness at issue is uncertain because certain of the defendants have limited assets. Moreover, even if we are successful in selling certain assets and in our lawsuits, the issue remains that we have significant arrearages. Additionally, real estate leases and other less significant expenses associated with the discontinued operations of Telecom and our former Connecticut administrative office location need to be addressed. We will continue to work with creditors in an attempt to settle its significant arrearages and contingencies. Additionally, VDC will continue to explore merger and acquisition possibilities and opportunities to raise capital. Recent efforts along these lines have been unsuccessful. If we are unable to resolve these liquidity issues, we may have to file for bankruptcy protection.

     Our long term objective is to build our retail customer base to the point of critical mass. To accomplish this, however, we will most likely need funding from outside sources. We are currently pursuing funding and thus far, have been unsuccessful. If we reach critical mass, our ongoing gross profit should be sufficient to generate sufficient cash flow to settle arrearages, address contingencies and grow through strategic acquisitions. Reaching critical mass is mostly a function of our marketing efforts. Our recent sales staff cuts, however, will likely have a material adverse effect on our customer base. Maintaining our customers is also a priority and depends mostly on the competitiveness of our long distance services.

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

     The parties to the Action are presently in settlement negotiations. Based upon the negotiations, VDC does not expect that any settlement agreement would have a material adverse effect on VDC's assets or operations. However, there can be no assurance that any settlement agreement will be executed.

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

     VDC does not believe that the claims asserted in the StarCom Action are either meritorious or will have a material adverse effect on VDC's assets or operations. To date, despite the fact that the StarCom Action was filed over a year and a half ago, opposing counsel in the StarCom Action has refused to have VDC served with process. Moreover, opposing counsel filed a Motion to Withdraw as Attorney in Charge of the StarCom Action. In the event that VDC is served in the StarCom Action, it intends to defend itself vigorously.

Item 2.  Changes in Securities and Use of Proceeds

Item not applicable.

Item 3.  Defaults Upon Senior Securities

Item not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

VDC's annual meeting of stockholders was held on December 11, 2000.

     The following table sets forth information regarding the number of votes for, against, withheld, or abstaining and broker non-votes, with respect to each matter presented at the meeting.

1.       The nominee for Class II director was elected as follows:

         NOMINEES                      FOR                             WITHHOLD

         Dr. Leonard Hausman         20,010,973                         245,823

     2. The proposal to amend the Company's 1998 Stock Incentive Plan, as amended to increase the number of shares of common stock VDC is authorized to issue under the 1998 Plan from 5,000,000 to 8,000,000 shares was approved as follows:

                                                                       BROKER
         FOR                        AGAINST          ABSTAIN          NON-VOTE

         10,733,018                 665,402          92,810          8,765,566

     3. The selection of BDO Seidman, LLP as VDC's independent auditors for the fiscal year ending June 30, 2001 was approved as follows:

                                                                         BROKER
         FOR                        AGAINST          ABSTAIN           NON-VOTE

         19,972,248                 162,008          122,540              0

Item 5. Other Information

Item not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                                   Description                                 Method of Filing

10.65           Form of  Promissory  Note executed by Rare  Telephony,  Inc. for             (1)
                 November and December 2000, and January and February 2001

10.66           Settlement,  Release and Separation Agreement by and between VDC             (1)
                 Communications, Inc. and Edwin B. Read, dated January 5, 2001

10.67           Amendment   to   Employment   Agreement   by  and   between  VDC             (1)
                 Communications,  Inc. and Frederick A. Moran, dated November 14,
                 2000

10.68           Form of Amendment to Employment Agreement for November 2000                  (1)

27.1           Financial Data Schedule                                                      (1)


(1)      Filed herewith.

         (b)      Reports on Form 8-K

     Report on Form 8-K dated January 26, 2001 reporting VDC Communications, Inc. consenting to removal of its common stock from the American Stock Exchange.

     Report on Form 8-K dated December 29, 2000 reporting the initiation by VDC Communications, Inc. of massive expense reductions, including the resignation of the CEO and CFO.

     Report on Form 8-K dated December 7, 2000 reporting the commencement by the American Stock Exchange of the process to strike VDC Communications, Inc. common stock from listing and registration on the American Stock Exchange.

                                                    Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

VDC COMMUNICATIONS, INC.


By:/s/   Anthony F. DeJesus                           Dated:  February 12, 2001
   --------------------------------------------------
         Anthony F. DeJesus
         Chairman, Chief Financial Officer,
         Chief Executive Officer,
         and Director


                                                    Exhibit Index
    Exhibit Number                                                                               Page Number in
    (Referenced to                                                                                 Rule 0-3(b)
      Item 601 of                                                                                  Sequential
       Reg. S-K                                                                                 Numbering System
                                                                                                Where Exhibit Can
                                                                                                    Be Found
          10.65           Form of  Promissory  Note executed by Rare  Telephony,  Inc. for
                          November and December 2000, and January and February 2001

          10.66           Settlement,  Release and Separation Agreement by and between VDC
                          Communications, Inc. and Edwin B. Read, dated January 5, 2001

          10.67           Amendment   to   Employment   Agreement   by  and   between  VDC
                          Communications,  Inc. and Frederick A. Moran, dated November 14,
                          2000

          10.68           Form of Amendment to Employment Agreement for November 2000

           27.1           Financial Data Schedule
