Form 10-Q
period 2001-03-31
VDC COMMUNICATIONS INC
filed 2001-05-15
CIK 784961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

-------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (973) 621-6660

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

            (1)      Yes      ____X____                 No       __________
                                  -
            (2)      Yes      ____X____                 No       __________
                                  -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 10, 2001, the number of shares of registrant's common stock, par value $.0001 per share, outstanding was 24,753,030.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    VDC COMMUNICATIONS, INC. AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                            31-Mar           June 30,
                                                                                             2001              2000
                                                                                         (Unaudited)
Assets
Current:
     Cash and cash equivalents                                                                  $ 3,504          $ 772,125
     Marketable securities                                                                            -             51,213
     Accounts receivable, net of allowance for doubtful accounts
      of $571,603 at March 31, 2001 and $504,088 at June 30, 2000                                20,848            935,217
     Other current assets                                                                        39,224
                                                                                                -------          ---------
          Total current assets                                                                   63,576          1,758,555

Property and equipment, less accumulated depreciation                                         2,940,121          4,286,707
Intangibles, net                                                                                207,217          3,643,193
Investment in MCC                                                                               140,000            140,000
Other assets                                                                                    528,626            506,058
                                                                                            -----------       ------------
          Total assets                                                                      $ 3,879,540       $ 10,334,513

Liabilities and Stockholders Equity (Deficit)
Current:

     Accounts payable and accrued expenses                                                  $ 4,057,911        $ 3,748,037
     Unearned Revenue                                                                           430,199            463,585
     Current portion of capitalized lease obligations                                           235,509            178,341
     Current portion of long term debt                                                          164,522             71,490
                                                                                            ------------        ----------
          Total current liabilities                                                           4,888,141          4,461,453

     Long-term portion of capitalized lease obligations                                         332,415            521,482
     Long-term portion of long term debt                                                         88,568            224,077
                                                                                             -----------         ---------
          Total liabilities                                                                   5,309,124          5,207,012

Commitment and Contingencies

Stockholders equity:
     Preferred stock, $0.0001 par value, authorized 10 million
     shares; issued and outstanding-none                                                              -                  -
     Common stock, $0.0001 par value, authorized 50 million shares issued - 26,180,347 and 25,200,347 at
     March 31, 2001, and June 30, 2000, respectively                                                 2,618              2,520
     Additional paid-in capital                                                                 72,347,459         71,556,305
     Accumulated deficit                                                                       (73,549,487)      (65,904,573)
     Treasury stock  at cost, 1,958,543 and 1,875,000 shares
     at March 31, 2001 and June 30, 2000, respectively                                            (230,174)         (164,175)
     Accumulated comprehensive income (loss)                                                          -             (362,576)
                                                                                               ------------      ------------
          Total stockholders equity (Deficit)                                                   (1,429,584)         5,127,501
                                                                                               ------------      ------------
Total liabilities and stockholders equity (Deficit)                                            $ 3,879,540       $ 10,334,513

See accompanying notes to consolidated financial statements.



       VDC COMMUNICATIONS, INC. AND SUBSIDARIES CONSOLIDATED STATEMENTS OF
                 OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
               -------------------------------------------------

                                                            Three Months ended                       Nine-months ended
                                                                 March 31,                                March 31,
                                                      2001                   2000                    2001                 2000

Revenue                                                 $ 880,969         $ 2,066,176           $ 4,327,597         $ 6,582,539

Operating Expenses

  Costs of services                                       647,349           1,768,593             3,908,280           6,141,530
  Selling, general and administrative expenses            306,836             444,652             2,855,540           1,685,572
  Depreciation and amortization                           658,383             224,498             1,930,228             771,642
  Impairment of goodwill                                2,468,638                                 2,468,638
  Loss on sale of fixed assets                                  -                   -               239,117                   -
  Asset impairment charges                                      -                   -                63,094                   -
  Non-cash compensation expense                                 -                   -               166,250                   -
                                                        -----------         ----------           ----------          ----------
     Total operating expenses                           4,081,206           2,437,743            11,631,147           8,598,744
                                                       ------------         ----------           ----------          ---------
Operating loss                                        (3,200,237)            (371,567)          (7,303,550)          (2,016,205)

Other income (expense):
  Realized loss on marketable equity securities                 -                -                 (347,789)                  -
  Other income (expense)                                 (282,044)             59,038                 6,425              36,488
                                                        ----------             ------               -------              ------
    Total other income (expense)                         (282,044)             59,038              (341,364)             36,488

Net loss                                              (3,482,281)            (312,529)          (7,644,914)          (1,979,717)
                                                      ----------             --------           ----------           -----------

Comprehensive (loss), net of tax:
     Unrealized gain (loss) on marketable securities         -              24,101                     -             (57,237)
                                                   -----------            ----------         -----------          -----------
Comprehensive loss                                 (3,482,281)            (288,428)          (7,644,914)          (2,036,954)
                                                   -----------            ----------         -----------          -----------
Net loss per common share basic and diluted          $   (0.13)         $    (0.01)         $      (0.29)         $     (0.10)
                                                   -----------            ----------         -----------          -----------
Weighted average number of shares outstanding          26,180,347         21,514,805             26,062,014          20,089,477

See accompanying notes to consolidated financial statements.


                    VDC COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine-months ended
                                                                                   March 31,
                                                                           2001             2000

Cash flows from operating activities:
     Net loss                                                             $(7,644,914) $     (1,979,717)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                                          1,930,228            771,642
     Goodwill impairment                                                    2,468,638                  -
     Non-cash compensation expense                                            166,250                  -
     Loss (gain) on disposal of fixed asset                                   239,117           (54,878)
     Impairment of long lived assets                                           63,094                  -
     Provision for doubtful accounts                                           67,515            243,479
     Realized loss on marketable securities                                   347,789                  -
Changes in operating assets and liabilities:
     Resticted cash                                                                 -            475,770
     Accounts receivable                                                      846,854            408,400
     Other assets                                                             (61,792)            56,246
     Accounts payable and accrued expenses                                    309,877            115,426
      Unearned revenue                                                        (33,386)                 -
                                                                           -----------          --------
       Net cash provided by (used) in operating activities                 (1,300,730)            36,368

Cash flows from investing activities:
     Proceeds from repayment of notes receivable                                    -            249,979
     Refund of fixed asset acquisition                                              -            210,018
     Fixed asset (acquisition) disposals - net                                 81,485          (124,328)
                                                                           -----------          --------
       Net cash flows provided by investing activities                         81,485            335,669

Cash flows from financing activities:
      Proceeds from issuance of common stock                                  625,000          1,000,000
      Stock Options Exercised                                                   -                 37,500
      Repayment of note payable                                               (42,477)                 -
      Repayments on capital lease obligations                                (131,899)         (408,092)
      Proceeds from issuance of short-term debt                                     -             80,000
                                                                           -----------          --------
        Net cash flows provided by financing activities                      450,624             709,408
                                                                           -----------          --------
    Net increase (decrease) in cash and cash equivalents                    (768,621)          1,081,445
                                                                           -----------          --------
Cash and cash equivalents, beginning of period                               772,125             317,799
Cash and cash equivalents, end of period                                       $3,504        $ 1,399,244
                                                                           -----------          --------

See accompanying notes to consolidated financial statements.

                   VDC Communications, Inc. and Subsidiaries
                   Notes to consolidated financial statements

1.       General

     These consolidated financial statements for the three and nine-month periods ended March 31, 2001 and 2000 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of VDC Communications, Inc. and its subsidiaries (collectively, "VDC" or the "Company") as of and for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "Annual Report"). These financial statements should be read in conjunction with the audited financial statements and the related notes to consolidated financial statements of the Company as of and for the year ended June 30, 2000 included in the Annual Report and the unaudited quarterly consolidated financial statements and related notes to unaudited consolidated financial statements of the Company for the three month periods ended September 30, 2000 and December 31, 2000 included in the Company's Forms 10-Q for the quarters then ended as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2001, the results of its operations for the three and nine month periods ended March 31, 2001 and 2000 and its cash flows for the nine-months ended March 31, 2001 and 2000 (see goodwill impairment below). The results of operations for the three and nine month periods ended March 31, 2001 may not be indicative of the results expected for any succeeding quarter or for the entire year ending June 30, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

     The Company is predominantly a long distance switchless reseller, and obtains its switching and long haul transmission of its service from major telecommunications carriers. The Company pays its carriers at contractual per minute rates, which vary depending on the time, distance and type of call, for the combined usage of the Company's nationwide base of customers.

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

2.       Business Segment Information

     In December 2000, the Company announced the decision to discontinue the operations of VDC Telecommunications, Inc. ("Telecom" or "Wholesale"), which historically had been unprofitable. Based on recent developments, VDC has decided not to discontinue the operations of the wholesale business. The company is currently negotiating contracts with vendors from several countries to carry traffic into these countries at favorable rates. Revenues from Telecom, however, are not expected until July 2001.

     At March 31, 2001, VDC had two business segments, retail long distance telecommunications ("Retail") and wholesale long distance telecommunications ("Wholesale"). Retail provides domestic and international long distance services to residential and small business customers located within the United States. Wholesale provides domestic and international long distance services and rental of VDC's circuit switching facilities to U.S. and foreign based telecommunications companies. Other segments include the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies and certain corporate assets and non-allocable corporate expenses.

     The Company evaluates performance based on profit or loss from operations. There were no intercompany sales among Wholesale and Retail and both segments are currently managed separately.

     Operating results and other financial data presented for the wholesale and retail segments of the Company are as follows:



------------------------------- --------------------- --------------------------- ---------------- -------------------
                                Wholesale
                                Telecommunications      Retail Telecommunications    Corporate          Totals
                                Services                Services                     and Other
------------------------------- --------------------- --------------------------- ---------------- -------------------
------------------------------- --------------------- --------------------------- ---------------- -------------------
Nine months Ended March 31,
2001
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Revenue                 1,359,702             2,882,190                   85,705           4,327,597
------------------------------- --------------------- --------------------------- ---------------- -------------------
Goodwill impairment                                   (2,468,638)                                  (2,468,638)
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Loss                    (1,779,152)           (5,444,829)                 (420,933)        (7,644,914)
------------------------------- --------------------- --------------------------- ---------------- -------------------
Investment in MCC                                                                 140,000          140,000
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Assets                  2,530,716               870,370                   478,454          3,879,540
------------------------------- --------------------- --------------------------- ---------------- -------------------
                                Wholesale
                                Telecommunications      Retail Telecommunications    Corporate          Totals
                                Services                Services                     and Other
------------------------------- --------------------- --------------------------- ---------------- -------------------
------------------------------- --------------------- --------------------------- ---------------- -------------------
Nine months Ended March 31,
2000
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Revenue                 6,490,874             -                           91,665           6,582,539
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Loss                    (1,898,066)           -                           (81,651)         (1,979,717)
------------------------------- --------------------- --------------------------- ---------------- -------------------
Investment in MCC               -                     -                           2,400,000        2,400,000
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Assets                  5,874,297             -                           2,841,146        8,715,443

                                Wholesale
                                Telecommunications      Retail Telecommunications    Corporate          Totals
                                Services                Services                     and Other
------------------------------- --------------------- --------------------------- ---------------- -------------------
------------------------------- --------------------- --------------------------- ---------------- -------------------
Three months Ended March 31,
2001
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Revenue                 -                     852,706                     28,263           880,969
------------------------------- --------------------- --------------------------- ---------------- -------------------
Goodwill impairment             -                     (2,468,638)                 -                (2,468,638)
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Loss                    (452,367)             (2,968,951)                 (60,963)         (3,482,281)
------------------------------- --------------------- --------------------------- ---------------- -------------------


                                Wholesale
                                Telecommunications      Retail Telecommunications    Corporate          Totals
                                Services                Services                     and Other
------------------------------- --------------------- --------------------------- ---------------- -------------------
------------------------------- --------------------- --------------------------- ---------------- -------------------
Three months Ended March 31,
2000
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Revenue                 2,036,592             -                           29,584           2,066,176
------------------------------- --------------------- --------------------------- ---------------- -------------------
Segment Loss                    (117,877)             -                         (194,652)         (312,529)



3.       Goodwill impairment

     Financial Accounting Standards No. 121, requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the historical performance of the Retail subsidiary and the fact that previous projections have not come to fruition, management believes that the goodwill associated with the Retail acquisition has been permanently impaired. As a result, VDC recorded an impairment write-down of $ 2,468,638 in the quarter ended March 31, 2001.

4.       Sale and/or abandonment of equipment

     In August 2000, the Company recognized a loss of $126,426 on the sale of a long distance telecommunications switch located in Colorado. The consideration received consisted of a note receivable of $172,500 and cash of $52,500. The note bears interest at 10% per annum and was due in full on November 25, 2000. VDC has thus far been unsuccessful in attempting to collect on the note.

     In September 2000, the Company recognized a loss of $112,691 on the sale of other equipment located in Colorado. The consideration received consisted of cash of $15,500.

     During the quarter ended September 30, 2000, the Company recognized an impairment loss of $63,094 in connection with the abandonment of the Colorado telecommunications switch site location.


5.       Capital Transactions

     In July 2000, VDC sold 625,000 shares of company common stock to unrelated investors at $1.00 per share, the public market price at that time.

     The Company issued 355,000 shares of common stock to certain member of management during the nine months ended March 31, 2001. The issuance has been recorded as non-cash compensation at the fair market value of the common shares at the date of issuance.

6.       Other Matters

     Approximately $1.1 million of the liabilities reflected in the Company's consolidated financial statements were attributable to a wholly-owned subsidiary of the Company (the "Subsidiary") and were accrued in connection with the Subsidiary's former operations. The Company has elected to reflect the potential liability within its financial statements despite the fact management has reason to believe that the Subsidiary may not be responsible for such potential liability and despite the fact that the Subsidiary has limited assets and would be unable to pay this liability if it were, in fact, liable for it. Moreover, due to the fact that the potential liability would be a liability of the Subsidiary, a separate legal entity, and not of VDC Communications, Inc., parent company, management believes that the potential liability will not impact the assets of the parent or its subsidiaries, other than the Subsidiary.

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

8.       Subsequent Events

     In April 2001, VDC sold telemarketing equipment to an offshore company, ("Telemarketer") for approximately $228,000. Additionally, we entered into an agreement with Telemarketer to market our product in the U.S.. Commissions payable to Telemarketer will be $40 per customer acquired and a 10% residual commission on recurring monthly charges net of rebates. As a result of this agreement, we recently terminated the employment of our in-house telemarketers, marketing management, and certain other sales support personnel.

     We also recently entered into an agreement with a telecommunications provider to carry our retail traffic. The agreement calls for more competitive rates and a minimum monthly traffic volume of $50,000.


9.       Supplemental Disclosure of Cash Flow Information

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.



                           Nine months ended March 31,

                        -------------------------------
                                                              2001         2000
                                                              ----         ----
Cash paid during the period for
 Interest                                                    $22,419   $108,458
Schedule of non-cash financing and investing activities:
     Equipment exchanged for note receivable                 $172,500        $-
     Equipment acquired through capital lease obligation     $-        $249,335
     Cancellation of stock subscription receivable           $-        $344,700
     Release of investment banking shares                    $-        $127,500


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Cautionary Statement for Purposes of
                       the "Safe Harbor" Provisions of the
                Private Securities Litigation Reform Act of 1995

     When used in this Report on Form 10-Q, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "could," "would," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect VDC's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such risks may relate to, among others: (i) VDC's limited capital and possible bankruptcy; (ii) VDC's ability to operate profitably; (iii) VDC's ability to secure sufficient financing in order to fund its operations; (iv) competitive and other market conditions, including pricing pressure, that may adversely affect the scope of VDC's operations; (v) VDC's dependence on certain key personnel; (vi) VDC's ability to successfully integrate potential mergers and/or acquisitions into VDC, including the retention of certain key personnel; and, (xii ) inherent regulatory and licensing requirements. Additional factors are in VDC's other public reports and filings with the Securities and Exchange Commission ("SEC") including a Registration Statement on Form S-3 (No. 333-46694) and a VDC prospectus dated October 27, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

     VDC  Communications,  Inc.  (referred  to  herein  as  "VDC"  "we" or "us")
provides  long distance  telecommunications  services,  mainly  voice,  but also facsimile,  to its  customers.  VDC has two  business  segments,  long  distance switchless reselling ("Retail") and wholesale long distance ("Wholesale"). Retail focuses on reselling domestic and international long distance services to residential and small business customers in the United States. Wholesale focuses on reselling domestic and international long distance services, and rental of our circuit switching facilities, to U.S. and foreign based telecommunications companies. The global wholesale network consists of owned telecommunications switching and ancillary equipment, leased telecommunications lines and interconnect agreements with carriers and customers. Our telecommunications equipment, currently located in New York and Los Angeles comprises our operating facilities. We also generate nominal revenues from the management of domestic tower sites that provide transmission and receiver locations for wireless communications companies.

     During the quarter ended September 30, 2000, we re-directed most of our resources towards Retail. Although in our December 2000 Form 10-Q, we announced the decision to discontinue Wholesale, based on recent developments we have decided not to abandon the Wholesale market. We are currently negotiating contracts with vendors from several countries to carry traffic into these countries at favorable rates. We do not expect to generate revenues from Wholesale until July 2001.

Segments

1.       Retail

     We currently have approximately 5,000 active retail customers running traffic in the United States. The majority of the telecommunications traffic, voice phone calls, generated by our customers is originated and terminated domestically. Management believes the goodwill associated with the acquisition of the Retail segment has been permanently impaired. The Retail segment has incurred significant historical losses and has not yet met projected cash flows. As a result, we recorded a goodwill impairment of $2,468,638 in the quarter ended March 31, 2001.

     We acquire residential customers through direct marketing via the telephone. We have recently entered into an agreement in which an offshore company ("Telemarketer") which will market our product in the United States. Commissions payable to Telemarketer will be $40 per customer acquired and a 10% residual commission on recurring monthly charges net of rebates. As a result of this agreement, we recently terminated the employment of our in-house telemarketers and our marketing management. We also expect the agreement to increase customer retention for the following reasons: (i) commissions are payable after the 30 day money back guarantee period (ii) Telemarketer has assisted in revising our sales script and (iii) Telemarketer's sales reps are paid hourly with no commission and are evaluated regularly for customers acquired and retained.

     We have recently entered into an agreement with another telecommunications provider to carry our retail traffic. The agreement calls for more competitive rates and a minimum monthly traffic volume of $50,000.

     Currently, we have two products that we offer to residential phone users. They provide the customer a competitive termination rate for long distance calls within the United States. Both of these services are paid for in advance by the customer, which reduces our exposure to bad debts and enhances liquidity. We currently do not utilize our own facilities to carry our retail customers' traffic, but may in the future.

     The Retail segment's costs of services consist largely of carrier costs, sales commissions and customer rebates.

     The Retail segment's costs also include selling, general, and administrative expenses ("SG&A"). SG&A consists primarily of personnel costs, professional fees, bank and credit card processing charges, office rental, printing and postage.

2.       Wholesale

     Although we announced the discontinuance of the Wholesale segment in the December 2000 Form 10Q, due to the development of recent opportunities, we have decided not to abandon this market. There can be no assurances, however, that continuation of operations in this segment will generate positive earnings and/or cash flow. Additionally, we do not expect to generate Wholesale revenue until July 2001.

     Wholesale focuses on providing services to other telecommunications companies. The majority of the telecommunications traffic, voice or facsimile calls, generated by these customers is terminated internationally. We did not generate revenue from the Wholesale segment in the three months ended March 31, 2001.

     The international telecommunications market consists of all telecommunications traffic that originates in one country and terminates in another. The implementation of a high quality international network is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market. We have international gateway switches located in New York and Los Angeles. The network is capable of interconnecting and routing a voice or facsimile call to most parts of the world. In addition, we provide use of our switch capacity and co-location of our switch site to other carriers.

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

     Costs of services are primarily comprised of costs incurred from other domestic and foreign telecommunications carriers to originate, transport and terminate calls that we send to them. The majority of our cost of service is variable, based on the number of minutes of use, with transmission and termination costs being our most significant expense. In addition, our costs of services include circuit expenses, the allocable personnel and overhead associated with operations.

     Wholesale's costs also include SG&A which consists primarily of personnel costs, utilities and rent.

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

     During the quarter ended December 2000, VDC undertook substantial expense reductions necessitated by its continuing negative cash flow, its inability to pay operating expenses, its inability to raise additional capital, and its depleted and inadequate cash position. VDC's current liquidity-constrained circumstances result primarily from: (i) the inability of VDC's recently acquired retail long distance operation to sufficiently reduce its cash losses; and , (ii)VDC's inability to raise funds. In addition, VDC has been in talks with unsecured creditors for months in attempts to settle past due payables. VDC has experienced modest success with certain vendors by finding mutually agreeable compromises. Nevertheless, these settlements have not had a material impact on VDC's balance sheet and, as such, VDC was unable to complete the proposed financing announced on October 27, 2000. As part of its ongoing plan, VDC will continue to seek opportunities in the hope of settling its accounts payable with its creditors. VDC will continue to seek alternatives in regard to improving its balance sheet, including, but not limited to: raising capital, and/or the sale of asset(s). We have, however, thus far been unsuccessful in raising capital and it is unlikely the sale of asset(s) will satisfactorily address VDC's current liquidity situation.

     In December, 2000, Frederick A. Moran, VDC's former Chairman and C.E.O and Clayton F. Moran, VDC's former CFO resigned in order to maximize expense reductions. VDC's Board of Directors appointed Anthony DeJesus, C.P.A., as Chairman, CEO and CFO. Mr. DeJesus joined VDC in July 1998. Since then, he has been an integral part of VDC's management team. The employment agreements of Frederick A. Moran and Clayton F. Moran provide for severance payments. We may attempt to renegotiate any such payments as part of severance agreements. We are currently uncertain whether we will be obligated to make such payments and whether any eventual payments will have a material adverse effect on our liquidity and capital resources.

     The Consolidated Financial Statements of VDC have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of VDC's recurring losses from operations and significant arrearages on trade payables, such realization of assets and satisfaction of liabilities is subject to significant uncertainties. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties. Furthermore, VDC's ability to continue as a going concern is highly dependent in the near term on its ability to raise capital, obtain additional retail customers, achieve profitable operations and generate sufficient cash flow from operations and financing sources to meet obligations.

Results of Operations

     For the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Revenues: VDC began providing retail long distance services in June 2000. We generated revenue of approximately $881,000 in the three months ended March 31, 2001 ("Current Quarter"). VDC generated approximately $853,000 by providing retail long distance services during the Current Quarter. Additional revenue of approximately $28,000 was generated from domestic site tower management during the Current Quarter.

     VDC generated approximately $2.1 million in the three months ended March 31, 2000 ("Prior Period Quarter"). Wholesale generated revenue of approximately $1.7 million by the transmission of approximately 5.8 million minutes of telecommunications traffic domestically and internationally. We also generated revenue of approximately $343,000 from switch equipment rental ("Partition"), approximately $12,000 from contractually required payments from a customer due to its failure to provide a certain minimum level of telecommunications traffic and approximately $30,000 from site tower management.

     Costs of Services: Retail costs of services were approximately $647,000 during the Current Quarter, or approximately 73% of revenues. Telemarketing salaries and carrier costs accounted for approximately 46% and 32% of these costs, respectively. Other less significant costs included customer rebates, telemarketing phone costs, and FCC mandated independent verification procedures.

     Wholesale's costs of services in the Prior Period Quarter were approximately $1.8 million. These costs were due to domestic and international minutes of telecommunications traffic which we purchased from other long distance carriers and other operational expenses including salaries, and circuit costs. Costs of services as a percentage of revenues were approximately 86% in the Prior Period Quarter.

     SG&A: SG&A expenses were approximately $307,000 during the Current Quarter. Salaries accounted for approximately 70% of these costs in the Current Quarter. Other less significant SG&A expenses included bank and credit card processing fees, rent, printing and postage.

     SG&A expenses were approximately $445,000 in the Prior Period Quarter. This was primarily the result of personnel costs and professional fees.

     Depreciation  and  Amortization  ("D&A"):  D&A expenses were  approximately
$658,000 in the Current Quarter as compared to $225,000 in the Prior Period Quarter. The June 2000 acquisition of the retail subsidiary generated goodwill of approximately $3.3 million, which was being amortized over 36 months, or approximately $274,000 per quarter. As discussed below, the balance of goodwill at March 31, 2001 is being written off in the Current Quarter. Other D&A in the Current Quarter consists of amortization of internally developed billing software, amortization attributable to the costs of acquiring tariffs and licenses necessary to provide retail long distance services nationally, the depreciation of Wholesale long distance telecommunications equipment, and office equipment and furniture.

     D&A expenses in the Prior Period Quarter were mostly attributable to depreciation on Wholesale long distance switching equipment.

     Impairment of Goodwill: We recorded a $2.5 million charge for the impairment of goodwill in the Current Quarter. The Retail segment has incurred significant historical losses and has not yet met projected cash flows. As a result, management believes the goodwill associated with the acquisition of the Retail segment has been permanently impaired.

     Other income (expense): Other income (expense) was approximately $(282,000) for the three months ended March 31, 2001, which was mostly attributable to prior period underaccruals. Other income of approximately $59,000 for the three months ended March 31, 2000 was due to miscellaneous income and interest income offset by interest expense.

     For the Nine months Ended March 31, 2001 Compared to the Nine months Ended March 31, 2000


     Revenues: We generated revenue of approximately $4.3 million in the nine months ended March 31, 2001 ("Current Period") as compared to approximately $6.6 million for the nine months ended March 31, 2000 ("Prior Period").

     The Retail segment generated revenue of approximately $2.9 million by providing retail long distance customer services during the Current Period. The Retail segment was acquired in June 2000.

     The Wholesale segment generated revenue of approximately $1.4 million during the Current Period by the transmission of approximately $1.1 million in domestic and international telecommunications traffic and approximately $300,000 from Partition. The Wholesale segment generated revenue of approximately $6.5 million during the Prior Period by the transmission of approximately $5.4 million in domestic and international telecommunications traffic and approximately $819,000 from Partition, approximately $253,000 from contractually required payments from a customer due to its failure to provide a certain minimum level of telecommunications traffic. The decrease is attributable to the limited resources committed to this business segment through December 2000. Subsequent to December 2000, the Wholesale segment generated no revenue. We have decided not to discontinue the operations of this segment although we don't expect the wholesale segment to generate revenue until July 2001.

     Other segments generated approximately $86,000 from site tower management during the Current Period as compared to approximately $89,000 during the Prior Period.

     Costs of Services: Costs of services in the Current Period decreased to approximately $3.9 million from approximately $6.1 million in the Prior Period.

     In the Current Period the Retail segment incurred costs of services of approximately $2.7 million, or approximately 93% of revenues. Telemarketing salaries, carrier costs and rebates accounted for approximately 49%, 25% and 13% of these costs, respectively. Other less significant costs included telemarketing phone costs, and FCC mandated independent verification procedures.

     Wholesale costs of services were approximately $1.1 million during the Current Period, or approximately 79% of Wholesale revenues. Wholesale costs of services were approximately $6.1 million during the Prior Period. The decrease was due to decreased domestic and international minutes of telecommunications traffic, which we purchased from other long distance carriers and decreased operational expenses including salaries, and circuit costs.

     SG&A expenses increased to approximately $2.9 million in the Current Period from approximately $1.7 million in the Prior Period.

     Retail's SG&A expenses were approximately $1.7 million during the Current Period. The largest components of SG&A included salaries, bank and credit card processing fees, printing, postage and the allocation of corporate SG&A.

     Wholesale's SG&A expenses were approximately $375,000 during the Current Period as compared to approximately $712,000 in the Prior Period. The decrease in the Current Period was due to a reduction in both personnel and the allocation of corporate SG&A costs to Wholesale.

     Depreciation and Amortization : D&A expenses were approximately $1.9 million in the Current Period.

     Retail's D&A expenses were approximately $1.1 million. The June 2000 acquisition of the retail subsidiary generated goodwill of approximately $3.3 million, which was being amortized over 36 months, or approximately $823,000 for the Current Period. As discussed below, the balance of goodwill at March 31, 2001 is being written off in the Current Period. Other Retail D&A consists of amortization of internally developed billing software, amortization attributable to the costs of acquiring tariffs and licenses necessary to provide retail long distance services nationally and the depreciation of telemarketing and office equipment and furniture.

     Wholesale's D&A expenses were approximately $833,000 in the Current Period. These costs were mostly attributable to depreciation on long distance switching equipment.

     Prior period D&A expenses of approximately $772,000 was mostly due to depreciation on wholesale long distance equipment.

     Impairment of Goodwill: We recorded a $2.5 million charge for the impairment of goodwill in the Current Period. The Retail segment has incurred significant historical losses and has not yet met projected cash flows. As a result, management believes the goodwill associated with the acquisition of the Retail segment has been permanently impaired.

     Non-Cash Compensation: Non-cash compensation of approximately $166,000 in the Current Period was attributable to stock awards to certain members of the Company's management. The Company issued 355,000 shares of common stock, which has been recorded as non-cash compensation at the fair market value of the common shares at the date of issuance.

     Loss on sale of fixed assets: Loss on sale of fixed assets in the Current Period was approximately $239,000. The Company recognized a loss of approximately $126,000 on the sale of a long distance telecommunications switch located in Colorado. Additionally, VDC recognized a loss of approximately $113,000 on the sale of other equipment located in Colorado.

     Asset impairment charges: During the Current Period, VDC recognized an impairment loss of approximately $63,000 in connection with the abandonment of the Colorado telecommunications switch site location.

     Other income (expense): Other (expense) was approximately $(341,000) for the nine months ended March 31, 2001, which was mostly due to the write down of VDC's investment in Portacom Wireless, Inc. ("Portacom"). Management felt that the significant decline in value of the Portacom investment was other than temporary. Other income of $36,000 in the Prior Period was mostly due to interest income and other miscellaneous income offset by interest expense incurred on capital lease obligations

Liquidity and Capital Resources

     Net cash used by operating activities was approximately $1.3 million in the nine months ended March 31, 2001, or Current Period. Most of the cash was used to fund the net loss which was reduced by non cash charges for the impairment of goodwill, depreciation and amortization, realized loss on marketable securities, loss on disposal of fixed assets, non-cash compensation charges, and changes in accounts receivable and payable. Net cash provided by operating activities was approximately $36,000 in the Prior Period. In that period, we collected approximately $7.0 million from customers while paying approximately $6.9 million to carriers, other vendors and employees.

     Net cash provided by investing activities was approximately $81,000 in the nine months ended March 31, 2001. Cash was provided by proceeds from the sale of equipment less the acquisition of fixed assets. Net cash provided by investing activities of approximately $336,000 in the nine months ended March 31, 2000 included the collection of notes receivable and a refund on previously acquired switching equipment less fixed asset purchases.

     Net cash provided by financing activities was approximately $451,000 in the nine months ended March 31, 2001. This reflects proceeds from the issuance of common stock less repayments on long term debt and capital lease obligations. Net cash provided by financing activities was approximately $709,000 during the nine months ended March 31, 2000. This reflects proceeds from the issuance of common stock, the exercise of common stock options and short-term borrowings less repayments on capital lease obligations.

     As part of the June 30, 2000 audit, our auditors raised the issue that we may not be able to continue as a going concern as a result of a lack of profits, working capital deficiency and cash needs.

     In December 2000, the American Stock Exchange (the"Exchange") notified us that they intended to proceed with the filing of an application with the Securities and Exchange Commission to strike our common stock from the Exchange. On January 26, 2001, we announced the decision not to appeal the Exchange's decision to delist and consented to the removal of our common stock from the Exchange. This action became necessary because we no longer fully satisfied all the guidelines of the Exchange for continued listing. Our common stock is now qualified for trading on the OTC Bulletin Board under the symbol "VDCI.".

     Our liquidity requirements arise primarily from cash used in operating activities. To date, we have financed ourselves mostly through equity financing. Since the quarter ending September 30, 2000, we have financed operations through: (i) revenues from operations and (ii) extending payables to vendors and tax authorities beyond payment terms.

     In April 2001, a potential buyer of our New York switching equipment decided against acquiring the equipment for $500,000 and the elimination of approximately $170,000 in payables. The failure to consummate this transaction further jeopardizes our business. Additionally, Telecom has filed lawsuits against certain of its debtors to collect indebtedness of approximately $625,000 plus certain other fees, claims and costs. Even if we are successful in these lawsuits, however, our ability to collect on the indebtedness at issue is uncertain because certain of the defendants have limited assets. Moreover, even if we are successful in selling certain assets and in our lawsuits, the issue remains that we have significant arrearages. Additionally, real estate leases and other less significant expenses associated with the Wholesale segment and our former Connecticut administra tive office location need to be addressed. We will continue to work with creditors in an attempt to settle its significant arrearages and contingencies. If we are unable to resolve these liquidity issues, we may have to file for bankruptcy protection.

     Our long-term objective is to build the Retail segment's customer base to the point of critical mass and generate cash flow from the Wholesale segment by strategically obtaining direct routes to certain destinations. To accomplish Retail's objective, however, we will rely heavily on Telemarketer for customer acquisition. To accomplish Wholesale's objective, we will need to finalize certain contracts, hire the appropriate technical personnel and settle arrearages with strategic vendors needed to provide connectivity to our switches.

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

     In March 2001, VDC settled all the claims asserted and/or could have been asserted in the Action. The Action was dismissed with prejudice and with VDC not having to pay any cash.

     Other than as reported above and in Part II - Item 1 "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, there have been no material developments to any of the matters that require reporting under this Item.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.               Description                          Method of Filing

10.69 Sales Agent Agreement entered into between Rare Telephony, (1) Inc. and Jamaica Call Center Limited


(1)      Filed herewith.

         (b)      Reports on Form 8-K

     Report on Form 8-K dated January 26, 2001 reporting VDC Communications, Inc. consenting to removal of its common stock from the American Stock Exchange.

     Report on Form 8-K dated December 29, 2000 reporting the initiation by VDC Communications, Inc. of expense reductions, including the resignation of the CEO and CFO.

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

VDC COMMUNICATIONS, INC.


By:/s/   Anthony F. DeJesus                               Dated:  May 15,  2001
   --------------------------------------------------
         Anthony F. DeJesus
         Chairman, Chief Executive Officer,
         Chief Financial Officer,
         and Director

                                  Exhibit Index
    Exhibit Number                                         Page Number in
    (Referenced to                                            Rule 0-3(b)
      Item 601 of                                             Sequential
       Reg. S-K                                           Numbering System
                                                          Where Exhibit Can
                                                                Be Found
 10.69       Sales Agent  Agreement  entered  into  between  Rare  Telephony,
              Inc. and Jamaica Call Center Limited